Form 10-Q
period 1995-04-16
ADVANTAGE COMPANIES INC  /DE/
filed 1995-05-30
CIK 718451

UNITED STATES
           SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C.  20549
                        FORM 10-Q
(Mark One)

[X]       Quarterly Report Pursuant to Section 13 or 15(d) of the
          Securities Exchange Act of 1934.

For the quarterly period ended:    April 16, 1995

                         or
[  ] Transition Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

For the transition period from
______________________to__________________________

Commission file number:             0-1234-8

                ADVANTAGE COMPANIES, INC.
(Exact name of registrant as specified in its charter)

           Delaware                         48-1156618
(State or other jurisdiction of           (I.R.S. Employer
incorporation or organization)            Identification No.)

9323 East 37th Street North, Wichita, Kansas    67226-2000
(Address of principal executive office)         (Zip Code)

Registrants telephone number, including area code:
(316) 634-0333

_________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  YES   [X]            NO [  ]

4,236,438 common shares were outstanding as of April 16, 1995.

Part 1.           FINANCIAL INFORMATION

Item 1.           FINANCIAL STATEMENTS

                              ADVANTAGE COMPANIES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                    (UNAUDITED)
                                 April 16, 1995  January 22, 1995
ASSETS
Cash and cash equivalents           $ 2,400,373      $ 2,304,731
Rental merchandise, net              19,278,565       18,517,632
Property and equipment, net           8,481,091        8,130,184
Franchise fees, net                   1,005,616        1,008,947
Deferred income tax benefit           2,218,133        2,218,133
Prepaid expenses                        611,112          311,721
Accounts receivable and other           386,144          411,255
                                     __________        _________
                                    $34,381,034      $32,902,603

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                    $ 1,916,663      $ 1,239,867
Accrued liabilities                   1,608,381        1,648,441
Accrued compensation                  1,783,837        2,765,218
Income taxes payable                  1,149,632          355,802
Note payable                                 --          500,000
                                      _________        _________
                                      6,458,513        6,509,328
STOCKHOLDERS' EQUITY
      Preferred stock                 1,400,000        1,400,000
      Common stock                       43,740           43,740
      Paid-in capital                 5,439,075        5,445,075
      Retained earnings              22,994,435       21,509,190
                                     __________       __________
                                     29,877,250       28,398,005
 Less treasury stock, at cost -
  (137,562 at April 16, 1995, and
  141,562 at January 22, 1995)        1,954,729        2,004,730
                                     27,922,521       26,393,275
                                     __________       __________
                                    $34,381,034      $32,902,603

The accompanying notes are an integral part of these statements.

                     ADVANTAGE COMPANIES, INC.
  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)

                                    Twelve Weeks Ended
                               April 16, 1995      April 17, 1994
Revenues
   Rental income                  $16,310,541         $15,521,497
   Sales of merchandise             1,205,984           1,132,166
                                   __________           _________

                                   17,516,525          16,653,663
Costs and operating expenses
   Cost of merchandise sold           906,444             701,915
   Depreciation and amortization
       Rental merchandise           4,526,175           4,133,775
       Other                          609,934             535,179
   Salaries and wages               3,890,453           3,447,794
       Advertising                    904,707             860,727
       Other operating expenses     4,255,130           4,124,593
                                    _________           _________
                                   15,092,843          13,803,983

Operating income                    2,423,682           2,849,680

Net interest income                    35,166              19,342

Earnings before income taxes        2,458,848           2,869,022

Income taxes                          931,603           1,082,052
                                   __________          __________

NET EARNINGS                      $ 1,527,245         $ 1,786,970


Earnings per common share - primary
        and fully diluted             $   .30           $     .35


Weighted average common and
  common equivalent shares
  outstanding                        5,030,640          5,068,287

The accompanying notes are an integral part of these statements.


                        ADVANTAGE COMPANIES, INC.

    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

           Increase (decrease) in cash and cash equivalents

                                    Twelve Weeks Ended
                                   April 16, 1995  April 17, 1994

Net cash flows provided
  by operating activities               $6,173,676   $4,705,897
                                        __________    _________
Cash flows from investing
  activities
 Purchase of rental merchandise         (5,857,413)  (5,835,049)
 Purchase of property and equipment       (906,805)    (504,228)
 Payment of initial franchise fees         (49,500)         --
 Proceeds from sales of rental
  merchandise                             1,205,984   1,132,166

 Proceeds from sales of
  property and equipment                     27,699      45,524
                                          _________    _________
Net cash used in
     investing activities                (5,580,035) (5,161,587)
                                          __________   _________

Cash flows from financing activities
 Purchase of treasury stock                    --      (890,864)
 Repayment of notes payable                (500,000)        --
 Issuance of common stock                    44,001     179,250
 Payment of preferred stock dividends       (42,000)    (42,000)

Net cash used in financing activities      (497,999)   (753,614)

Net increase (decrease) in cash
  and cash equivalents                      95,642   (1,209,394)

Cash and cash equivalents
  at beginning of period                  2,304,731   2,226,210
                                         __________   _________
Cash and cash equivalents
  at end of period                       $2,400,373   $1,016,906

The accompanying notes are an integral part of these statements.

                    ADVANTAGE COMPANIES, INC.
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


A.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

    The consolidated balance sheet of Advantage Companies, Inc. ("Advantage" or the "Registrant") as of April 16, 1995, the consolidated statements of earnings for the twelve week period then ended and for the twelve week period ended April 17, 1994, and the consolidated statements of cash flows for the periods then ended have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows at April 16, 1995, and for all periods presented have been made.

   The consolidated balance sheet at January 22, 1995 has been taken from the audited consolidated financial statements at that date, and condensed. Certain other information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in its January 22, 1995 annual report to shareholders. The consolidated results of operations for the period ended April 16, 1995, are not necessarily indicative of the consolidated operating results for the full year.

B. INCOME TAXES

   The Internal Revenue Service (IRS) has examined COMCOA's January 27, 1991 federal income tax return and proposed additional taxes of $1,132,571. The issue concerns the depreciation method for rental merchandise. For income tax reporting purposes, the Company uses the income forecasting method of depreciation for rental merchandise which is widely used throughout the rental-purchase industry and which the Company believes accurately matches its depreciation expenses to revenues. The IRS disallowance was based upon its determination that depreciation expressed in terms of years must instead be utilized.

   The Company paid the additional federal tax, plus interest in fiscal 1995 and anticipates paying additional state taxes. Accordingly, a provision was included in the 1994 statements for interest of $345,217 and federal and state taxes payable in the amount of $1,250,767 with a corresponding increase in the deferred income tax benefit. The Company filed a claim for refund which has been disallowed by the IRS and anticipates filing a suit for refund in the future.

C. EARNINGS PER SHARE

   Class A preferred stock for the periods is included in the per share computations. Primary and fully diluted earnings per common share are considered equal in both twelve week periods that are presented. The data used in the computation of earnings per common share is as follows:

                                          Quarter Ended
                                   April 16, 1995  April 17, 1994
Weighted average common
  shares outstanding                    4,234,878      4,269,251
Add common stock equivalents:
  Convertible preferred stock             700,000        700,000
  Common stock options                     95,762         99,036
                                        _________      _________
                                        5,030,640      5,068,287
D.  CONTINGENCY

  The Company was named as one of several defendants in a lawsuit filed by THORN Americas, Inc. (THORN) concerning the Company's Rent-A-Center franchise contract and development agreement with THORN. The lawsuit was filed in response to the defendant's involvement with AdvantEdge. The lawsuit seeks to enjoin the defendants from disclosing propriety information, or operating or performing any duty or act in relation to the operation of any stores owned by AdvantEdge or any other rental-purchase stores other than Rent-A-Center franchise stores. The suit also seeks to enjoin the Company from employing or seeking to employ any person who has worked for THORN in the last six months. It is management's opinion that the Company has good defenses to all of THORN's claims and that an unfavorable outcome appears unlikely.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

   The fiscal year-end of Advantage Companies, Inc. is based upon a 52- to 53-week period which ends four weeks after the last Sunday in December. The following discussion pertains to the Company's results of operations for the twelve week period ended April 16, 1995, and to its financial condition as of that date, and as of the most recent fiscal year ended January 22, 1995.

RESULTS OF OPERATIONS

   At the end of the first quarterly period of the current fiscal year, the Company owned and operated 94 Rent-A-Center stores and two AdvantEdge Rental Purchase stores. During the same period in the previous year, the Company owned and operated 91 Rent-A-Center stores.

   Total revenues increased $862,862 or 5% compared to the same quarter last year. Approximately $99,000 of this increase was attributable to the Company's subsidiary, AdvantEdge Rental Purchase, Inc., which ended the quarter with two stores in operation. The Company acquired this subsidiary in the fourth quarter of last year. The balance of the revenue increase is attributable to the Company's other subsidiary, COMCOA, Inc., and its operations of Rent-A-Center stores. Following is a summary of consolidated revenue changes grouped by store maturation:

             SUMMARY OF FIRST QUARTER REVENUE CHANGES
                   ADVANTAGE COMPANIES, INC.

         Fiscal     Quarter ended  Quarter ended               Per-
No. of   Year         4/16/95        4/17/94                  centage
Stores   Opened      Revenues       Revenues      Increase     Change
  1       1996       $    2,025     $     --     $   2,025      N/A
  6       1995          578,896        28,119      550,777    1958.7%
 10       1994        1,574,750     1,097,607      477,143      43.5%
  4       1993          720,871       665,384       55,487       8.3%
 75  Prior to 1993   14,639,983    14,862,553     (222,570)     (1.5%)
_____________________________________________________________________
 96      TOTAL      $17,516,525   $16,653,663     $862,862       5.2%

   Costs and operating expenses increased 9% over the same quarter in the previous year. Approximately 3% of this increase is from AdvantEdge Rental Purchase, Inc., with the remainder due to COMCOA's increase in revenues and the number of stores operated.

   Operating income decreased by $425,998 or 15% as compared to the same quarter last year. Most of this decrease is attributable to start-up losses in AdvantEdge Rental Purchase, Inc., and added costs to the parent company directly attributable to the new concept.

LIQUIDITY AND CAPITAL RESOURCES

   The Company's primary sources of funds to finance its business have been its cash flow provided from operations and bank borrowings. The funds have been used chiefly to purchase and carry additional rental merchandise for existing Rent-A-Center and AdvantEdge Rental Purchase, Inc. stores as well as rental merchandise and the related assets required for the opening of new stores.

   During the first quarterly period of fiscal 1996, the net cash provided by operating activities totaled $6,173,676 compared to $4,705,897 in the first twelve weeks of last year. The Company currently has a revolving note payable agreement with a financial institution that expires April 30, 1996. The note provides for a maximum amount outstanding of $5 million. Management believes that this resource, coupled with the anticipated cash flows from operations, will be sufficient to provide capital to finance existing stores and other planned capital expenditures for fiscal 1996.

PART II.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

   There were no reports on Form 8-K filed for the twelve weeks ended April 16, 1995.

                        ADVANTAGE COMPANIES, INC.
                               SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    ADVANTAGE COMPANIES, INC.
                                    (Registrant)


Date:     May 24, 1995             By:   /s/  Daniel J. Taylor
                                        Daniel J. Taylor
                                        Chief Executive Officer
                                        and Chairman of the Board

Date:     May 24, 1995             By:   /s/  William A. Simon
                                        William A. Simon
                                        Senior Vice President
                                        Administration and
                                        Chief Financial Officer