Form 10-Q/A
period 1995-04-16
ADVANTAGE COMPANIES INC  /DE/
filed 1995-07-07
CIK 718451

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, D. C. 20549

                     FORM 10-Q AMENDMENT #1


[X]    Quarterly Report Pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934.

       For the quarterly period ended April 16, 1995

The purpose of this Amendment #1 is to attach a Financial Data Schedule to Form 10-Q for period ended 4-16-95.

Commission File Number:  0-1234-8

            ADVANTAGE COMPANIES, INC.
(Exact name of registrant as specified in its charter)

    Delaware                                 48-1156618
(State or incorporation)                  (I.R.S. Employer
                                           Identification No.)

9323 E. 37th Street North, Wichita, Kansas 67226-2000
(Address of principal executive office)     (Zip-code)

Registrants telephone number, including area code:  (316) 634-0333

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

                                 ADVANTAGE COMPANIES, INC.
                                         (Registrant)

Date:  July 6, 1995          BY:  /s/  Daniel J. Taylor
                                 Daniel J. Taylor, Chief Executive
                                 Officer and Chairman of the Board


Date:  July 6, 1995          BY:  /s/  William A. Simon
                                 William A. Simon, Senior Vice President -
                                 Administration and Chief Financial Officer