Form 10-Q
period 1995-07-09
ADVANTAGE COMPANIES INC /DE/
filed 1995-08-23
CIK 718451

UNITED STATES
                                       SECURITIES AND EXCHANGE COMMISSION
                                             Washington, D.C.  20549

                                                     FORM 10-Q
                                                     (Mark One)

[X]    Quarterly Report Pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934

For the quarterly period ended:                       July 9, 1995

or

[  ]       Transition Report Pursuant to Section 13 or (15(d) of the
           Securities Exchange Act of 1934

For the transition period from __________________ to __________

Commission file number:     0-1234-8


        Advantage Companies, Inc.
(Exact name of registrant as specified in its charter)


                Delaware                                 48-1156618
(State or otherjurisdiction of incorporation             (I.R.S.
 or organization)                                       Employer ID No.)


9323 E. 37th St. North, Wichita, Kansas                67226-2000
(Address of principal executive office)                (Zip Code)

Registrants telephone number, including area code:       (316) 634-0333


____________________________________________________________________
 (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 YES  X                    NO ______

4,241,938 common shares were outstanding as of July 9, 1995.

Part 1.  Financial Information
Item I.  Financial Statements

                    ADVANTAGE COMPANIES, INC.
       CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
ASSETS
                                        July 9, 1995       January 22, 1995
Cash and cash equivalents               $ 2,834,044            $  2,304,731
Rental merchandise, net                  18,563,620              18,517,632
Property and equipment, net               9,171,335               8,130,184
Franchise fees, net                         956,446               1,008,947
Deferred income tax benefit               2,218,133               2,218,133
Prepaid expenses                            580,795                 311,721
Accounts receivable and other               483,615                 411,255

                                        $34,807,988             $32,902,603

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                        $ 1,330,347            $  1,239,867
Accrued liabilities                       1,584,682               1,648,441
Accrued compensation                      2,241,704               2,765,218
Income taxes payable                        578,190                 355,802
Note payable                                     -                  500,000
                                          _________               _________
                                          5,734,923               6,509,328
STOCKHOLDERS' EQUITY

Preferred stock                           1,400,000               1,400,000
Common stock                                 43,740                  43,740
Paid-in capital                           5,434,950               5,445,075
Retained earnings                        24,080,354              21,509,190
                                         ____________            __________
                                         30,959,044              28,398,005

Less treasury stock, at cost
   (132,062 at July 9, 1995, and
    141,562 at January 22, 1995)          1,885,979               2,004,730
                                         29,073,065              26,393,275
                                        ___________             ___________
                                        $34,807,988             $32,902,603

The accompanying notes are an integral part of these statements.

                               ADVANTAGE COMPANIES, INC.
             CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
                             Twelve Weeks Ended      Twenty-four Weeks Ended
                        July 9, 1995 July 10, 1994 July 9, 1995 July 10, 1994
Revenues
  Rental income           $16,343,498  $15,619,436   $32,654,039 $31,140,933
  Sales of merchandise      1,000,851      949,057     2,206,835   2,081,223
                           17,344,349   16,568,493    34,860,874  33,222,156

Costs and operating expenses
 Cost of merchandise sold     820,561      591,178     1,727,005   1,293,093
  Depreciation and amortization
   Rental merchandise       4,435,210    4,304,391     8,961,385   8,438,166
   Other                      646,484      540,882     1,256,418   1,076,061
   Salaries and wages       4,170,189    3,513,889     8,060,642   6,961,683
   Advertising                913,220      842,227     1,817,927   1,702,954
   Other operating expenses 4,562,197    4,236,491     8,817,327   8,361,084
                           15,547,861   14,029,058    30,640,704  27,833,041

Operating income            1,796,488    2,539,435     4,220,170   5,389,115

Net interest income            21,176        1,575        56,342      20,917

Earnings before
 income taxes               1,817,664    2,541,010     4,276,512   5,410,032

Income taxes                  689,745      980,792     1,621,348   2,062,844

NET EARNINGS               $1,127,919   $1,560,218    $2,655,164  $3,347,188

Earnings per common share
- primary and fully diluted    $ .22        $ .31          $ .53        $.66

Weighted average common and
common  equivalent
shares outstanding          5,034,439    5,017,496     5,033,031   5,035,461

The accompanying notes are an integral part of these statements.

                            ADVANTAGE COMPANIES, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                Increase (decrease) in cash and cash equivalents
                                                    Twenty-four Weeks Ended
                                                  July 9, 1995  July 10, 1994
Net cash flows provided by operating activities    $12,040,527    $10,998,595

Cash flows from investing activities

  Purchase of rental merchandise                   (11,060,697)   (11,222,978)
  Purchase of property and equipment                (2,211,242)    (1,425,045)
  Payment of initial franchise fees                    (54,000)       (45,000)
  Proceeds from sales of rental merchandise           2,206,835     2,081,223
  Proceeds from sales of property and equipment          83,264            -

     Net cash used in investing activities         (11,035,840)   (10,611,800)

Cash flows from financing activities

  Purchase of treasury stock                               -       (1,527,857)
  Proceeds from issuance of note payable                   -          500,000
  Repayment of note payable                           (500,000)      (500,000)
  Issuance of common stock                             108,626        211,510
  Payment of preferred stock dividends                 (84,000)       (84,000)

     Net cash used in financing activities            (475,374)    (1,400,347)

      Net increase (decrease) in cash                  529,313     (1,013,552)

Cash and cash equivalents
   at beginning of period                            2,304,731      2,226,210

Cash and cash equivalents at end of period         $ 2,834,044    $ 1,212,658

The accompanying notes are an integral part of these statements.

                        ADVANTAGE COMPANIES, INC.

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



A.   Condensed consolidated financial statements

     The consolidated balance sheet of Advantage Companies, Inc. ("Advantage" or the "Registrant") as of July 9, 1995, the consolidated statements of earnings for the twelve and twenty-four week periods ended July 9, 1995 and July 10, 1994, and the consolidated statements of cash flows for the periods then ended have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows at July 9, 1995 and for all periods presented have been made.

     The consolidated balance sheet at January 22, 1995 has been taken from the audited consolidated financial statements at that date, and condensed. Certain other information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in its January 22, 1995 annual report to shareholders. The consolidated results of operations for the period ended July 9, 1995, are not necessarily indicative of the consolidated operating results for the full year.

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

     The Company paid the additional federal tax, plus interest in fiscal 1995 and anticipates paying additional state taxes. Accordingly, a provision was included in the fiscal 1994 statements for interest of $345,217 and federal and state taxes payable in the amount of $1,250,767 with a corresponding increase in the deferred income tax benefit. The Company filed a claim for refund which has been disallowed by the IRS, and has the option to file a suit for refund in the future.

C.   Earnings per share

     Class A preferred stock for the period is included in the per share computations. Primary and fully diluted earnings per common share are considered equal in all periods that are presented. The data used in the computation of earnings per common share is as follows:

                           Twelve Weeks Ended         Twenty-four Weeks Ended
                      July 9, 1995  July 10, 1994  July 9, 1995  July 10, 1994
Weighted average
  common shares          4,238,741     4,241,349      4,236,810     4,255,299
Add common stock equivalents:
 Convertible
     preferred stock       700,000       700,000        700,000       700,000
     Common stock options   95,698        76,150         96,221        80,162
                           ________     ________       ________     _________
                         5,034,439     5,017,496      5,033,031     5,035,461


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

     Negotiations between the parties have resulted in the signing of a letter of intent between the Company and THORN pursuant to which the Company would be acquired by THORN. The letter of intent calls for consideration of $18.50 per share of Common Stock to be paid to all Company stockholders other than Daniel J. Taylor, Robert W. Moore, Daniel M. Carney and Leslie G. Rudd, who will receive $17.50 per share. In July 1995, THORN obtained an order of the court staying proceedings in the lawsuit until November 30, 1995 for the purpose of allowing the parties time to settle their disputes "through certain acquisitions."

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The fiscal year-end of Advantage Companies, Inc. is based upon a 52- to 53-week period which ends four weeks after the last Sunday in December. The following discussion pertains to the Company's results of operations for the twelve and twenty-four week periods ended July 9, 1995 and to its financial condition as of that date, and as of the most recent fiscal year ended January 22, 1995.

RESULTS OF OPERATIONS

   At the end of the second quarterly period of the current fiscal year, the Company owned and operated 98 Rent-A-Center stores and 6 AdvantEdge Rental Purchase stores. During the same period in the previous year, the Company owned and operated 91 Rent-A-Center stores.

   Total revenues increased $775,856 or 4.7% compared to the same quarter last year. Approximately $260,000 of this increase was attributable to the Company's subsidiary, AdvantEdge Rental Purchase, Inc., which ended the quarter with six stores in operation. The Company acquired this subsidiary in the fourth quarter of last year. The balance of the revenue increase is attributable to the Company's other subsidiary, COMCOA, Inc., and its operations of Rent-A-Center stores. Following is a summary of consolidated revenue changes grouped by store maturation:

                    SUMMARY OF SECOND QUARTER REVENUE CHANGES
                            ADVANTAGE COMPANIES, INC.

                      Twelve Weeks     Twelve Weeks
No. of Fiscal Year      7/9/95           7/10/94   Increase     Percentage
Stores  Opened         Revenues        Revenues   (Decrease)      Change
  9     1996        $   172,719        $    --     $172,719         N/A
  6     1995            717,317         59,052      658,265      1114.7%
 10     1994          1,562,281      1,272,052      290,229        22.8%
  4     1993            704,801        680,400       24,401         3.6%
 75  Prior to 1993    14,187,231     14,556,989     (369,758)      (2.5%)
104     TOTAL        $17,344,349    $16,568,493     $775,856        4.7%

     Costs and operating expenses increased 10.8% over the same quarter in the previous year. Approximately 46% of this increase is from AdvantEdge Rental Purchase, Inc., with the remainder due to COMCOA's increase in revenues and the number of stores operated.

     Operating income decreased by $742,947 or 29.3% as compared to the same quarter last year. Approximately $550,000 of this decrease is attributable to start-up losses and added costs to the parent company directly associated with AdvantEdge Rental Purchase, Inc. Another $121,000 is attributable to new COMCOA stores opened in the second quarter, with the balance of the decrease resulting from the COMCOA stores in operation at the beginning of the year.

                   Twenty-four Weeks  Twenty-four Weeks
No. of Fiscal Year   Ended 7/9/95       Ended 07/10/94   Increase   Percentage
Stores   Opened        Revenues           Revenues       (Decrease)  Change
  9       1996        $   174,744          $   --        $  174,744    N/A
  6       1995          1,296,201           83,789        1,212,412  1447.0%
 10       1994          3,137,031        2,369,659          767,372    32.4%
  4       1993          1,425,672        1,345,784           79,888     5.9%
 75  Prior to 1993     28,827,226       29,422,924         (595,698)   (2.0%)
104      TOTAL        $34,860,874      $33,222,156        $1,638,718    4.9%

     Costs and operating expenses increased 10.1% over the same twenty-four week period in the previous year. Approximately 36% of this increase is from AdvantEdge Rental Purchase, Inc., with the remainder due to COMCOA's increase in revenues and the number of stores operated.

     Operating income decreased by $1,168,945 or 21.7% as compared to the same twenty-four week period last year. Approximately $850,000 of this decrease is attributable to start-up losses and added costs to the parent company directly associated with AdvantEdge Rental Purchase, Inc. Another $121,000 is attributable to new COMCOA stores opened in the second quarter of this year, with the balance of the decrease resulting from the COMCOA stores in operation at the beginning of the year.

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

     During the second quarterly period of fiscal 1996, the net cash provided by operating activities totaled $12,040,527 compared to $10,998,595 in the first twenty-four weeks of last year. The Company currently has a revolving note payable agreement with a financial institution that expires April 30, 1996. The note provides for a maximum amount outstanding of $5 million. Management believes that this resource, coupled with the anticipated cash flows from operations, will be sufficient to provide capital to finance existing stores.

PART II.

Item 1.   Legal Proceedings.

   The Company was named as one of several defendants in a lawsuit filed by THORN Americas, Inc. ("THORN") in the District Court of Sedgwick County, K Kansas on December 27, 1994. THORN is the franchisor of COMCOA's Rent-A-Center stores. The lawsuit sought declaratory judgment and injunctive relief with respect to the development and operation of AdvantEdge's rent-to-own stores and asserted various breaches of COMCOA's franchise contracts and development agreements and violations of the Kansas Trade Secrets
Act. THORN sought to enjoin the defendants from disclosing proprietary information, or operating or performing any duty or act in relation to the operation of any stores owned by AdvantEdge. The suit also sought to enjoin the Company from employing or seeking to employ any person who has worked for THORN in the last six months.

     While management continues in its belief that the Company has good defenses to all of THORN's claims, settlement negotiations between the parties have resulted in the signing of a Letter of Intent between the Company and THORN, pursuant to which the Company would be acquired by THORN. THORN and the Company are currently engaged in the negotiation of a definitive merger agreement under which the Company would be merged with a newly formed subsidiary of THORN and the shareholders of the Company would receive cash consideration. On July 18, 1995, THORN obtained an order of the District Court staying proceedings until November 30, 1995 for the express purpose of allowing the parties time to settle their disputes "through certain acquisitions."


Item 4.   Submission of Matters to Vote of Security Holders

     On June 9, 1995, the Company held its annual meeting of stockholders. The first matter was to elect five directors to hold office for the next annual term. The board of directors, namely Daniel J. Taylor, Daniel M. Carney, Robert W. Moore, William A. Simon and James G. Steckart, was re-elected in its entirety.

     The second matter was to approve and ratify the appointment of Grant Thornton LLP, Independent Certified Public Accounts, as auditors for the current fiscal year. The stockholders voted 4,177,760 for the proposal, 1,000 against and 900 abstained.

     The third matter was to approve and adopt the 1995 Incentive Stock Option Plan with regard to 425,000 shares of common stock. The stockholders voted 3,858,908 for, 101,000 against and 1,300 abstained.

Item 5.  Other Information.

     As previously reported on Form 8-K filed on July 24, 1995, the Company and THORN have entered into a Letter of Intent which contemplates the merger of the Company into a subsidiary of THORN with merger consideration of $18.50 per share of Common Stock to be paid to all Company stockholders other than Daniel J. Taylor, Robert W. Moore, Daniel M. Carney and Leslie G. Rudd, who will receive $17.50 per share of Common Stock or Common Stock equivalents.
The above-named individuals who own, in the aggregate, approximately
74% of the Company's outstanding Common Stock and equivalents on a fully diluted basis, have granted to THORN options to purchase their Common Stock at the aforementioned price. The Company and THORN are currently engaged in negotiations pertaining to the definitive merger agreement between the parties. If these negotiations are successful, it is contemplated that the merger will be put to a vote of the shareholders. The foregoing individual shareholders have granted to THORN an irrevocable proxy to vote their shares until at least November 30, 1995.


Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits - None.

(b) Reports on Form 8-K - Form 8-K was filed on July 24, 1995 with respect to events occurring on July 9, 1995. The items reported pertain to the execution of the Letter of Intent between the Company and THORN and execution of the Advantage Agreement between THORN and majority shareholders Daniel J. Taylor, Robert W. Moore, Daniel M. Carney, and Leslie G. Rudd. No financial statements were filed with respect to the Form 8-K. Exhibits included copies of the Letter of Intent dated July 9, 1995, the Advantage Agreement between THORN and Messrs. Taylor, Moore, Carney and Rudd and the press release of the Company dated July 10, 1995.

                                    SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         ADVANTAGE COMPANIES, INC.
                                              (Registrant)


Date:    August 23, 1995       By:         /s/  Daniel J. Taylor
                                   Daniel J. Taylor, Chief Executive Officer
                                   and Chairman of the Board


Date:    August 23, 1995       By:        /s/  William A. Simon
                                   William A. Simon, Senior Vice President -
                                   Administration and Chief Financial Officer