Form 10-Q/A
period 1995-07-09
ADVANTAGE COMPANIES INC /DE/
filed 1995-08-23
CIK 718451

UNITED STATES
            SECURITIES AND EXCHANGE COMMISSION
                Washington, D. C. 20549

                FORM 10-Q AMENDMENT #1

[X]   Quarterly Report Pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934.

      For the quarterly period ended July 9, 1995.

The purpose of this amendment #1 is to attach a Financial Data Schedule to Form 10-Q for period ended 7-9-95.

Commission File Number:  0-1234-8

             ADVANTAGE COMPANIES, INC.
(Exact name of registrant as specified in its charter)

      Delaware                                     48-1156618
(State of incorporation)                    (I.R.S. Employer
                                             Identification No.)

9323 E. 37th St. North, Wichita, Kansas  67226-2000
(Address of principal executive office)  (Zip-code)

Registrants telephone number, including area code:   (316) 634-0333

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         YES   [X]      NO  [ ]

4,236,438 common shares were outstanding as of July 9, 1995.

                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly casued this report to be signed on its behalf by the undersigned thereunto duly authorized.




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