Form 10-Q
period 1995-10-01
ADVANTAGE COMPANIES INC /DE/
filed 1995-12-05
CIK 718451

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                  Washington, D.C.  20549

                                        FORM 10-Q

                                        (Mark One)

[X]     Quarterly Report Pursuant to Section 13 or 15(d) of the
        Securities Exchange Act of 1934


For the quarterly period ended:   October 1, 1995

or

[  ]        Transition Report Pursuant to Section 13 or (15(d) of the
            Securities Exchange Act of 1934

For the transition period from_______________ to _______________

Commission file number:     0-1234-8


                Advantage Companies, Inc.
(Exact name of registrant as specified in its charter)


    Delaware                                               48-1156618
(State or other jurisdiction of                     (I.R.S. Employer I. D. No.)
incorporation or organization)

9323 E. 37th St. North, Wichita, Kansas                    67226-2000
(Address of principal executive office)                    (Zip Code)

Registrants telephone number, including area code:(316) 634-0333


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

      YES  X                    NO ______

4,242,938 common shares were outstanding as of October 1, 1995.

Part 1.  Financial Information

Item 1.  Financial Statements

ADVANTAGE COMPANIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS - (UNAUDITED)

ASSETS
                                  October 1, 1995             January 22, 1995

Cash and cash equivalents           $ 6,224,026                   $ 2,304,731
Rental merchandise, net              18,031,369                    18,517,632
Property and equipment, net           9,155,580                     8,130,184
Franchise fees, net                     964,957                     1,008,947
Deferred income tax benefit           2,218,133                     2,218,133
Prepaid expenses                        498,628                       311,721
Accounts receivable and other           499,345                       411,255
                                     __________                   ___________
                                    $37,592,038                   $32,902,603

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                    $ 3,241,531                   $ 1,239,867
Accrued liabilities                   1,606,558                     1,648,441
Accrued compensation                  2,442,824                     2,765,218
Income taxes payable                    500,395                       355,802
Note payable                                 --                       500,000
                                     __________                    __________

                                      7,791,308                     6,509,328

STOCKHOLDERS' EQUITY
     Preferred stock                  1,400,000                     1,400,000
     Common stock                        43,740                        43,740
     Paid-in capital                  5,433,200                     5,445,075
     Retained earnings               24,797,269                    21,509,190
                                     __________                   ___________
                                     31,674,209                    28,398,005

Less common shares of treasury stock,
     at cost (131,062 at October 1,
     1995, and 141,562 at
     January 22, 1995)                1,873,479                     2,004,730
                                     29,800,730                    26,393,275
                                    ___________                   ___________
                                    $37,592,038                   $32,902,603

The accompanying notes are an integral part of these statements.

                             ADVANTAGE COMPANIES, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)

                               Twelve Weeks Ended     Thirty-six Weeks Ended
                             Oct.1, 1995 Oct.2, 1994  Oct.1, 1995 Oct.2, 1994
Revenues
  Rental income              $15,071,794 $14,928,831 $47,725,833 $46,069,764
  Sales of merchandise           941,509     931,058   3,148,344   3,012,281

                              16,013,303  15,859,889  50,874,177  49,082,045

Costs and operating expenses
  Cost of merchandise sold       697,594     585,988   2,424,599   1,879,081
  Depreciation and amortization
     Rental merchandise        4,144,886   4,310,193  13,106,271  12,748,359
     Other                       658,614     561,154   1,915,032   1,637,215
  Salaries and wages           4,095,181   3,598,171  12,155,823  10,559,854
  Advertising                    886,794     820,041   2,704,721   2,522,995
  Other operating expenses     4,381,404   4,077,381  13,198,731  12,438,465
                              14,864,473  13,952,928  45,505,177  41,785,969

Operating income               1,148,830   1,906,961   5,369,000   7,296,076

Net interest income               46,602       1,836     102,944      22,753

Earnings before income taxes   1,195,432   1,908,797   5,471,944   7,318,829

Income taxes                     436,517     715,663   2,057,865   2,778,507
                                --------    --------   ---------   ---------
NET EARNINGS                    $758,915  $1,193,134  $3,414,079  $4,540,322

Earnings per common share
  -primary and fully diluted      $  .15      $  .24     $   .68      $  .90

Weighted average common
  and common equivalent
  shares outstanding           5,056,201   4,992,401   5,042,518   5,020,330


The accompanying notes are an integral part of these statements.

                                ADVANTAGE COMPANIES, INC.

             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                    Increase (decrease) in cash and cash equivalents

                                               Thirty-six Weeks Ended
                                            October 1, 1995   October 2, 1994
Net cash provided by operating
  activities                                  $18,101,466         $16,561,940

Cash flows from investing activities

  Purchase of rental merchandise              (14,014,190)        (15,175,298)
  Purchase of property and equipment           (2,801,906)         (2,538,190)
  Payment of initial franchise fees              (116,250)            (45,000)
  Proceeds from sales of rental merchandise     3,148,344           3,012,281
  Proceeds from sales of property
      and equipment                               108,454                 --

     Net cash used in investing activities    (13,675,548)        (14,746,207)

Cash flows from financing activities

  Purchase of treasury stock                           --         (1,527,857)
  Proceeds from issuance of note payable               --            750,000
  Repayment of note payable                      (500,000)          (750,000)
  Issuance of common stock                        119,377            302,468
  Payment of preferred stock dividends           (126,000)          (126,000)

     Net cash used in financing activities       (506,623)        (1,351,389)

     Net increase in cash and cash
        equivalents                              3,919,295            464,344

Cash and cash equivalents at beginning
   of period                                    2,304,731           2,226,210
                                               __________           _________
Cash and cash equivalents at end
   of period                                   $6,224,026          $2,690,554
                                               ==========         ===========

The accompanying notes are an integral part of these statements.

                            ADVANTAGE COMPANIES, INC.

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


A.        Condensed consolidated financial statements

     The condensed consolidated balance sheet of Advantage Companies, Inc. ("Advantage" or the "Registrant") as of October 1, 1995, the consolidated statements of earnings for the twelve and thirty-six week periods ended October 1, 1995 and October 2, 1994, and the condensed consolidated statements of cash flows for the periods then ended have been prepared by the Registrant, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at October 1, 1995 and for all periods presented have been made.

     The consolidated balance sheet at January 22, 1995 has been taken from the audited consolidated financial statements at that date, and condensed. Certain other information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the Registrant's audited consolidated financial statements and notes thereto included in its January 22, 1995 annual report to shareholders. The consolidated results of operations for the periods ended October 1, 1995, are not necessarily indicative of the consolidated operating results for the full year.

B.        Income Taxes

     The Internal Revenue Service (IRS) has examined the January 27, 1991 federal income tax return of COMCOA, Inc. ("COMCOA") and proposed additional taxes of $1,132,571. The issue concerns the depreciation method for rental merchandise. For income tax reporting purposes, COMCOA uses the income forecasting method of depreciation for rental merchandise which is widely used throughout the rental-purchase industry and which COMCOA believes accurately matches its depreciation expenses to revenues. The IRS disallowance was based upon its determination that depreciation expressed in terms of years must instead be utilized.

     COMCOA paid the additional federal tax, plus interest in fiscal 1995 and anticipates paying additional state taxes. Accordingly, a provision was included in the fiscal 1994 statements for interest of $345,217 and federal and state taxes payable in the amount of $1,250,767 with a corresponding increase in the deferred income tax benefit. COMCOA filed a claim for refund which has been disallowed by the IRS, and has the option to file a suit for refund in the future.

     COMCOA has continued to use the income forecasting method of depreciating rental merchandise. The IRS has requested information concerning the depreciation method used by COMCOA for rental merchandise on its 1992, 1993 and 1994 tax returns. COMCOA is in the process of providing this detail. It is expected that the IRS will propose an adjustment to depreciation expense for these years, resulting in additional tax to COMCOA. As these adjustments are only for temperary differences, any additional tax owed would increase the deferred income tax benefit.

C.        Earnings per share

     Class A preferred stock for the period is included in the per share computations. Primary and fully diluted earnings per common share are considered equal in all periods that are presented. The data used in the computation of earnings per common share is as follows:

                               Twelve Weeks Ended     Thirty-six Weeks Ended
                          Oct. 1, 1995 Oct. 2, 1994  Oct. 1, 1995 Oct. 2, 1994
Weighted average common
  shares                     4,242,819    4,225,190     4,238,813    4,245,262

Add common stock equivalents:
  Convertible preferred stock  700,000      700,000       700,000      700,000
     Common stock options      113,382       67,211       103,705       75,068
                            __________      ________   __________    _________
                             5,056,201    4,992,401     5,042,518    5,020,330


D.  Contingency

     The Registrant was named as one of several defendants in a lawsuit filed by THORN Americas, Inc. (THORN) concerning the Registrant's Rent-A-Center franchise contract and development agreement with THORN. The lawsuit was filed in response to the defendant's involvement with AdvantEdge Rental Purchase, Inc. ("AdvantEdge"), a wholly-owned subsidiary. The lawsuit seeks to enjoin the defendants from disclosing propriety information, or operating or performing any duty or act in relation to the operation of any stores owned by AdvantEdge or any other rental-purchase stores other than Rent-A-Center franchise stores. The suit also seeks to enjoin the Registrant from employing or seeking to employ any person who has worked for THORN in the last six months.

     Negotiations between the parties have resulted in the signing of a letter of intent between the Registrant and THORN pursuant to which the Registrant would be acquired by THORN. The letter of intent calls for consideration of $18.50 per share of Common Stock to be paid to all Registrant's stockholders other than Daniel J. Taylor, Robert W. Moore, Daniel M. Carney and Leslie G. Rudd, who will receive $17.50 per share. THORN has stayed proceedings in the lawsuit until November 30, 1995, and has agreed to further stay proceedings until January 1996, for the purpose of allowing the parties time to settle their disputes "through certain acquisitions."

     On September 25, 1995, the Registrant signed a formal Agreement and Plan of Merger for a subsidiary of THORN Americas, Inc. to acquire the Registrant. The transaction, with a cash purchase price to the public shareholders of $18.50 per share of Registrant common stock, is subject to the vote of the shareholders of Registrant. Certain majority shareholders of Registrant have entered into an option agreement in which they will vote in favor of the sale of and grant THORN the option to purchase their security holdings at $17.50 per share. The definitive agreement sets a closing for January, 1996 and is subject to THORN's satisfaction with the financial performance and condition of Registrant.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The fiscal year-end of Advantage Companies, Inc. is based upon a 52- to 53-week period which ends four weeks after the last Sunday in December. The following discussion pertains to the Company's results of operations for the twelve and thirty-six week periods ended October 1, 1995, and to its financial condition as of that date, and as of the most recent fiscal year ended January 22, 1995.

RESULTS OF OPERATIONS

     At the end of the third quarterly period of the current fiscal year, the Registrant owned and was operating 98 Rent-A-Center stores and 7 AdvantEdge Rental Purchase stores. During the same period in the previous year, the Company owned and operated 93 Rent-A-Center stores.

     Total revenues increased $153,414 or 1% compared to the same quarter last year. Total revenues attributable to the Registrant's subsidiary, AdvantEdge Rental Purchase, Inc., were $473,386 for the quarter. The Registrant acquired this subsidiary in the fourth quarter of last year. This increase in revenues from AdvanntEdge
Rental Purchase, Inc.more than offsets the decrease in revenues experienced by the Registrant's other subsidiary, COMCOA, Inc., in its operation of Rent-A-Center stores. Total revenues of COMCOA, Inc. decreased $319,972 or 2% for the quarter due to a decrease in the volume of rental agreements. Management believes that the numerous hurricanes and tropical storms affecting the southeastern United States had a significant negative impact on the volume of rental agreements. Following is a summary of consolidated revenue changes grouped by store maturation:

                    SUMMARY OF THIRD QUARTER REVENUE CHANGES
                             ADVANTAGE COMPANIES, INC.

                        Twelve Weeks     Twelve Weeks
No. of   Fiscal Year    Ended 10/1/95   Ended 10/2/94    Increase   Percentage
Stores    Opened         Revenues         Revenues      (Decrease)   Change
 10       1996          $  504,032       $     --      $  504,032     N/A
   6      1995             719,136           72,371       646,765    893.7%
  10      1994           1,380,329        1,275,264       105,065      8.2%
   4      1993             628,551          651,949       (23,398)    (3.6%)
  75  Prior to 1993     12,781,255       13,860,305    (1,079,050)    (7.8%)
 ___                     _________      ___________   ___________
 105          TOTAL    $16,013,303      $15,859,889   $    153,414      1.0%
====                   ===========      ===========   ============

      Costs and operating expenses increased 6.5% over the same
quarter in the previous year.  Depreciation expense of rental merchandise decreased 4% from the prior year, primarily due to the decrease in the number of rental agreements and the corresponding decrease
in items in rental inventory.   Other costs and operating expenses increased
11.5%, due primarily to growth in the number of stores open.

      Consolidated operating income for the quarter includes the loss incurred by AdvantEdge in the amount of $448,979 due to start-up costs and new store losses. Also included in consolidated operations are the parent company's costs of approximately $100,000 associated with the proposed acquisition by THORN Americas, Inc. These two factors are responsible for the majority of the 40% decrease in operating income.

      Total revenues attributable to the Registrant's subsidiary, AdvantEdge Rental Purchase, Inc., were $832,945 for the thirty-six weeks ended October 1, 1995. The Registrant acquired this subsidiary in the fourth quarter of last year. This accounts for 46% of the year to date increase in total revenues. The remainder of the increase is derived from growth in COMCOA stores. Following is a summary of consolidated revenue changes grouped by store maturation:

                    SUMMARY OF THIRD QUARTER REVENUE CHANGES
                             ADVANTAGE COMPANIES, INC.

                      Thirty-six Weeks  Thirty-six Weeks
No. of  Fiscal Year    Ended 10/1/95    Ended 10/2/94    Increase    Percentage
Stores   Opened        Revenues         Revenues         (Decrease)   Change
  10     1996         $  678,776       $   --          $  678,776      N/A
   6     1995          2,015,337          156,160       1,859,177    1190.6%
  10     1994          4,517,360        3,644,923         872,437      23.9%
   4     1993          2,054,223        1,997,733          56,490       2.8%
  75 Prior to 1993    41,608,481       43,283,229      (1,674,748)     (3.9%)
 ___                 ___________      ___________      __________
 105    TOTAL        $50,874,177      $49,082,045      $1,792,132       3.7%
====                 ===========      ===========      ==========

      Costs and operating expenses increased 9% over the same thirty-six week period in the previous year, due primarily to growth in the number of stores. The increase in cost of merchandise sold is due primarily to the higher undepreciated value of merchandise purchased early or rented for the required term by customers who rented merchandise for shorter terms than previously available in a program introduced by the Registrant in fiscal 1995. The Registrant introduced the program in response to competitive pressures to offer shorter rental term requirements for ownership.

      Included in the year-to-date consolidated operating income is the loss incurred by AdvantEdge in the amount of $1,100,070, due to start-up costs and new store losses. Also included in consolidated operations are the parent company's costs of approximately $100,000 associated with the proposed acquisition by THORN Americas, Inc. and $190,000 in legal fees to defend a lawsuit filed by THORN regarding AdvantEdge.


LIQUIDITY AND CAPITAL RESOURCES

      The Company's primary source of funds to finance its business has been its cash flow from operations and bank borrowings. The funds are used chiefly to purchase and carry additional rental merchandise for existing Rent-A-Center and AdvantEdge Rental
Purchase, Inc. stores as well as rental merchandise and the related assets required for the opening of new stores.

      During the third quarterly of fiscal 1996, the net cash provided by operating activities totaled $18,101,466 compared to
$16,561,940 in the first thirty-six weeks of last year.   The
Registrant currently has a revolving note payable agreement with a financial institution that expires April 30, 1996. The note provides for a maximum amount outstanding of $5 million. Management believes that this resource, coupled with the anticipated cash flows from operations, will be sufficient to provide capital to finance existing stores.

PART II.

Item 1.  Legal Proceedings.

      The Registrant was named as one of several defendants in a lawsuit filed by THORN Americas, Inc. ("THORN"), in the District Court of Sedgwick County, Kansas on December 27, 1994. THORN is the franchisor of COMCOA's Rent-A-Center stores. The lawsuit sought declaratory judgment and injunctive relief with respect to the development and operation of AdvantEdge's rent-to-own stores and asserted various breaches of COMCOA's franchise contracts and development agreements and violations of the Kansas Trade Secrets Act.

      While management continues in its belief that the Registrant has good defenses to all of THORN's claims, settlement negotiations between the parties have resulted in the signing of the Agreement and Plan of Merger between the Registrant and THORN. THORN has stayed proceedings until November 30, 1995, and has agreed to further stay proceedings until January 1996, for the express purpose of allowing the parties time to settle their disputes "through certain acquisitions".

Item 5.  Other Information.

      On September 25, 1995, Registrant and THORN Americas, Inc. signed an Agreement and Plan of Merger for THORN to acquire Registrant. The transaction, with a cash purchase price to the public shareholders of $18.50 per share of Advantage common stock, is subject to the vote of the shareholders of Advantage. Certain majority shareholders of Registrant representing approximately 77% of Registrant's outstanding common stock and equivalent, have entered into an option agreement ("Advantage Agreement") in which they agreed to vote in favor of the merger and granted THORN the option to purchase their security holdings at $17.50 per share. On October 6, 1995 the Advantage Agreement was amended to extend the expiration date of the option to January 31, 1996. The definitive agreement calls for a closing on or after January 2, 1996 and is subject to THORN's satisfaction with the financial performance and condition of Advantage.

Item 6.  Exhibit and Reports on Form 8-K

      (a)Exhibits

         2.02 Agreement and Plan of Merger by and among Advantage Companies, Inc., THORN Americas, Inc. and THORN
                 Acquisition Corp.

        99.03    First Amendment to the Advantage Agreement

      (b) Reports on Form 8-K - Form 8-K was filed on July 24, 1995 with respect to events occurring on July 9, 1995. The items reported pertain to the execution of the Letter of Intent between the Registrant and THORN and execution of the Advantage Agreement between THORN and majority shareholders Daniel J. Taylor, Robert W. Moore, Daniel M. Carney and Leslie G. Rudd. No financial statements were filed with respect to the Form 8-K. Exhibits included copies of the Letter of Intent dated July 9, 1995, the Advantage Agreement between THORN and Messrs. Taylor, Moore, Carney and Rudd and the press release of the Registrant dated July 10, 1995.

                      SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         ADVANTAGE COMPANIES, INC.
                                               (Registrant)


Date:  November 10, 1995                 By:    /s/ Daniel J. Taylor
                                         Daniel J. Taylor, Chief Executive
                                         Officer and Chairman of the Board


Date:  November 13, 1995                 By:    /s/ William A. Simon
                                         William A. Simon
                                         Senior Vice President -
                                         Administration
                                         and Chief Financial Officer

                             ANNEX A


                    AGREEMENT AND PLAN OF MERGER



                            BY AND AMONG



                    ADVANTAGE COMPANIES, INC.


                     THORN AMERICAS, INC.


                            AND


                  THORN ACQUISITION CORP.



                       DATED AS OF



                   SEPTEMBER 25, 1995

                      AGREEMENT AND PLAN OF MERGER


     THIS AGREEMENT AND PLAN OF MERGER, dated as of September 25, 1995, is by and among ADVANTAGE COMPANIES, INC., a Delaware corporation (the "Company"), THORN AMERICAS, INC., a Delaware corporation ("Parent"), and THORN ACQUISITION CORP., a Delaware corporation ("Acquisition).

      WHEREAS, the Boards of Directors of Parent, Acquisition and the Company each have approved the acquisition of the Company by Parent upon the terms and subject to the conditions set forth in this Agreement;

      WHEREAS, in furtherance thereof, upon the terms and subject to the conditions of this Agreement, (i) Acquisition would be merged (the "Merger") with and into the Company in accordance with the General Corporation Law of the State of Delaware ("Delaware Law") and (ii) each share of common stock, par value $0.01 per share
(the "Common Stock"), of the Company (the "Shares"), issued and outstanding immediately prior to the Effective Time (as defined in Section 1.2 hereof) would, except as otherwise expressly provided herein, be converted into the right to receive the Merger Consideration (as defined in Section 1.7(a) hereof); and

      WHEREAS, on July 9, 1995, Parent and certain stockholders of the Company entered into an option agreement entitled the Advantage Agreement, as amended on October 6, 1995 (the "Option
Agreement"), pursuant to which such stockholders agreed, among other things, to grant Parent an irrevocable option to purchase from them all of (i) the Common Stock owned by such stockholders in exchange for $17.50 per Share (without interest) in cash, and
(ii) the Company's Class A Cumulative Convertible Preferred
Stock, par value $100 per share (the "Preferred Stock"), owned by such stockholders in exchange for $17.50 multiplied by fifty
(50), or $875, for each share of Preferred Stock (without interest) in cash.

     NOW, THEREFORE, in consideration of the foregoing and the mutual covenants and agreements herein contained, and intending to be legally bound hereby, the Company, Parent and Acquisition hereby agree as follows:


ARTICLE I

THE MERGER

Section 1.1 The Merger. At the Effective Time and upon the terms and subject to the conditions of this Agreement and Delaware Law, Acquisition shall be merged with and into the Company, whereupon the separate corporate existence of Acquisition shall cease and the Company shall continue as the surviving corporation (the "Surviving Corporation").

Section 1.2 Effective Time; Closing. As soon as practicable after the later of (a) January 2, 1996 and (b) the satisfaction or waiver of the conditions set forth in Article VI, the parties hereto will file a certificate of merger with the Secretary of State of the State of Delaware and make all other filings or recordings required by Delaware Law in connection with the Merger. The Merger shall become effective at such time as the certificate of merger is duly filed with the Secretary of State of the State of Delaware (the "Effective Time"). Prior to such filing, a closing (the "Closing") shall be held at the offices of Parent, 8200 East Rent-A-Center Drive, Wichita, Kansas 67226, or such other place as the parties shall agree, for the purpose of confirming the satisfaction or waiver of the conditions set forth in Article VI. The date on which the Closing occurs is referred to herein as the "Closing Date."

Section 1.3  Effects of the Merger; Subsequent Actions.

(a) The Merger shall have the effects set forth in Delaware Law. Without limiting the generality of the foregoing, and subject thereto and any other applicable laws, at the Effective Time all of the properties, rights, privileges, powers and franchises of the Company and Acquisition shall vest in the Surviving Corporation, and all debts, liabilities, restrictions, disabilities and duties of the Company and Acquisition shall become the debts, liabilities, restrictions, disabilities and duties of the Surviving Corporation.

(b) If, at any time after the Effective Time, the Surviving Corporation shall consider or be advised that any deeds, bills of sale, assignments, assurances or any other actions or things are necessary or desirable to vest, perfect or confirm of record or otherwise in the Surviving Corporation its right, title or interest in, to or under any of the rights, properties or assets of the Company or Acquisition acquired or to be acquired by the Surviving Corporation as a result of or in connection with the Merger, or otherwise to carry out this Agreement, the officers and directors of the Surviving Corporation shall be authorized to execute and deliver, in the name and on behalf of the Company or Acquisition, all such deeds, bills of sale, assignments, assumption agreements and assurances and to take and do, in the name and on behalf of each of such corporations or otherwise, all such other actions and things as may be necessary or desirable to vest, perfect or confirm of record or otherwise any and all right, title and interest in, to and under such rights, properties or assets of the Surviving Corporation or otherwise to carry out this Agreement.

Section 1.4  Certificate of Incorporation and By-Laws.

    (a) The certificate of incorporation of Acquisition in effect immediately prior to the Effective Time shall be the certificate of incorporation of the Surviving Corporation until amended in accordance with applicable law.

     (b) The by-laws of Acquisition in effect at the Effective Time shall be the by-laws of the Surviving Corporation until amended in accordance with applicable law.

     Section 1.5  Directors.  The directors of Acquisition at the
Effective Time shall be the initial directors of the Surviving
Corporation, each to hold office in accordance with the certificate of incorporation and by-laws of the Surviving
Corporation and until his or her successor is duly elected and qualified.

     Section 1.6  Officers.  The officers of Acquisition at the
Effective Time shall be the initial officers of the Surviving
Corporation, each to hold office in accordance with the certificate of incorporation and by-laws of the Surviving
Corporation and until his or her successor is duly appointed and qualified.

     Section 1.7 Conversion of Shares. At the Effective Time, by virtue of the Merger and without any action on the part of Parent, Acquisition, the Company or the holder of any of the following securities:

     (a) Each Share issued and outstanding immediately prior to the Effective Time (other than Shares to be cancelled pursuant to Section 1.7(b) hereof and Dissenting Shares (as defined in
Section 2.1 hereof)), shall by virtue of the Merger and without any action on the part of the holder thereof be converted into the right to receive the Merger Consideration. As used herein, "Merger Consideration" means (i) for stockholders other than those party to the Option Agreement, $18.50 per Share (without interest) in cash and (ii) for stockholders party to the Option Agreement, $17.50 per Share (without interest) in cash.

     (b) Each Share which is issued and outstanding immediately prior to the Effective Time and owned by Parent or Acquisition or any direct or indirect subsidiary of Parent or Acquisition, or which is held in the treasury of the Company or any of its subsidiaries, shall be cancelled and retired and no payment of any consideration shall be made with respect thereto.

     (c) Each share of common stock, par value $0.01 per share, of Acquisition issued and outstanding immediately prior to the Effective Time shall be converted into and become one validly issued, fully paid and nonassessable share of common stock, par value $0.01 per share, of the Surviving Corporation.

      Section 1.8 Stock Options. Prior to the Effective Time, each outstanding option ("Employee Option") issued, awarded or granted pursuant to the Company's Restated 1988 Incentive Stock Option
Plan, the Company's Restated 1993 Non-Qualified Stock Option
Plan, the Restated and Extended Stock Option Agreement with
William A. Simon or the Company's 1995 Incentive Stock Option
Plan (the "Company Plans") to purchase Shares shall be cancelled by the Company, and each holder of a cancelled Employee Option who is not a party to the Option Agreement shall be entitled to receive from the Company in consideration for the cancellation of such Employee Option an amount in cash (less applicable withholding Taxes (as defined in Section 3.10 hereof)) equal to the product of (i) the number of Shares previously subject to such Employee Option and (ii) the excess, if any, of $18.50 over the exercise price per Share previously subject to such Employee Option. The parties agree that the aggregate cash consideration for cancellation of all outstanding options shall not exceed the sum of $2,839,625, and that any such amounts paid in cancellation of Employee Options may be subtracted, if necessary, from the Total Equity Requirement set forth in Section 6.3(d) hereof.
Holders of Employee Options electing to receive the cash payment referred to in this Section 1.8 shall not be entitled to receive Common Stock upon the exercise of any Employee Option.

      Section 1.9 Stockholders' Meeting. The Company, acting through its Board of Directors (the "Board"), shall in accordance with applicable law as soon as practicable following the date hereof:

      (i) duly call, give notice of, convene and hold an annual or special meeting of its stockholders (the "Stockholders' Meeting") for the purpose of considering and taking action upon this Agreement;

     (ii) include in the Proxy Statement (as defined in Section 3.7 hereof), subject to the Board's fiduciary duties, the recommendation of the Board that stockholders of the Company vote in favor of the approval and adoption of this Agreement and the transactions contemplated hereby; and

     (iii) use its reasonable best efforts (A) to obtain and furnish the information required to be included by it in the Proxy
Statement and, after consultation with Parent and Acquisition, respond promptly to any comments made by the Securities and Exchange Commission (the "SEC") with respect to the Proxy
Statement and any preliminary version thereof and cause the Proxy Statement to be mailed to its stockholders at the earliest practicable time and (B) subject to the Board's fiduciary duties under applicable law, to obtain the necessary approvals by its stockholders of this Agreement and the transactions contemplated hereby.

At such meeting, each of Parent and Acquisition will vote (and will cause each of its affiliates to vote) any Shares owned by it
(or its affiliates) in favor of adoption of this Agreement and the transactions contemplated hereby.

                          ARTICLE II

             DISSENTING SHARES; EXCHANGE OF SHARES

     Section 2.1 Dissenting Shares. Notwithstanding anything in this Agreement to the contrary, Shares outstanding immediately prior to the Effective Time and held by a holder who has not voted in favor of the Merger or consented thereto in writing and who has demanded appraisal for such Shares in accordance with Section 262 of Delaware Law ("Dissenting Shares") shall not be converted into a right to receive the Merger Consideration unless such holder fails to perfect or withdraws or otherwise loses his right to appraisal. If, after the Effective Time, such holder fails to perfect or withdraws or loses his right to appraisal, such Shares shall be treated as if they had been converted as of the Effective Time into the right to receive the Merger Consideration without interest thereon. The Company shall give Acquisition or Parent prompt notice of any demands received by the Company for appraisal of Shares, and, prior to the Effective Time, Acquisition shall have the right to participate in all negotiations and proceedings with respect to such demands. Prior to the Effective Time, the Company shall not, except with the prior written consent of Acquisition, make any payment with respect to, or settle or offer to settle, any such demands.

    Section 2.2  Exchange of Certificates.

       (a) From and after the Effective Time, a bank or trust company to be designated by Parent (the "Paying Agent") shall act as exchange agent in effecting the exchange for the Merger
Consideration of certificates (the "Certificates") that, prior to the Effective Time, represented Shares. Upon the surrender of each such Certificate formerly representing Shares, together with a properly completed letter of transmittal, the Paying Agent promptly shall pay the holder of such Certificate the Merger Consideration multiplied by the number of Shares formerly represented by such Certificate, in exchange therefor, and such Certificate shall forthwith be cancelled. Until so surrendered and exchanged, each such Certificate (other than Certificates representing Dissenting Shares or Shares held by Parent, Acquisition or the Company, or any direct or indirect subsidiary thereof) shall represent solely the right to receive the Merger Consideration. No interest shall be paid or accrue on the Merger Consideration. If the Merger Consideration (or any portion thereof) is to be delivered to any person other than the person in whose name the Certificate formerly representing Shares surrendered in exchange therefor is registered, it shall be a condition to such exchange that the Certificate so surrendered shall be properly endorsed or otherwise be in proper form for transfer and that the person requesting such exchange shall pay to the Paying Agent any transfer or other Taxes required by reason of the payment of the Merger Consideration to a person other than the registered holder of the Certificate surrendered, or shall establish to the satisfaction of the Paying Agent that such Tax has been paid or is not applicable.

    (b) At Closing, Parent or Acquisition shall have deposited, or caused to be deposited, in trust with the Paying Agent the Merger
Consideration to which holders of Shares shall be entitled at the Effective Time pursuant to Section 1.7(a) hereof.

    (c) The Merger Consideration shall be invested by the Paying Agent, as directed by Parent, provided such investments shall be limited to direct obligations of the United States of America, obligations for which the full faith and credit of the United States of America is pledged to provide for the payment of principal and interest, commercial paper rated of the highest quality by Moody's Investors Services, Inc. or Standard & Poor's Corporation or certificates of deposit issued as to all principal and interest by federal deposit insurance issued by a commercial bank having at least $100,000,000 in assets.

    (d) Promptly following the date which is six months after the Effective Time, the Paying Agent shall deliver to Parent all cash and documents in its possession relating to the transactions described in this Agreement, and the Paying Agent's duties shall terminate. Thereafter, each holder of a Certificate formerly representing a Share may surrender such Certificate to the Surviving Corporation and (subject to applicable abandoned property, escheat and similar laws) receive in exchange therefor the Merger Consideration, without any interest thereon.

    (e) Promptly after the Effective Time, the Paying Agent shall mail to each record holder of Certificates that immediately prior to the Effective Time represented Shares a form of letter of transmittal and instructions for use in surrendering such Certificates and receiving the Merger Consideration in exchange therefor.

    (f) After the Effective Time, there shall be no transfers on the stock transfer books of the Surviving Corporation of any Shares.
If, after the Effective Time, Certificates formerly representing Shares are presented to the Surviving Corporation or the Paying Agent, they shall be cancelled and exchanged for the Merger Consideration, as provided in this Article II, subject to applicable law in the case of Dissenting Shares.

ARTICLE III

REPRESENTATIONS AND WARRANTIES

The Company represents and warrants to Parent and Acquisition as follows:

     Section 3.1  Organization and Qualification; Subsidiaries.

         (a) Each of the Company and its subsidiaries is a corporation duly organized, validly existing and in good standing under the laws of the jurisdiction of its incorporation and has all requisite corporate power and authority to own, lease and operate its properties and to carry on its business as now being conducted and as proposed to be conducted.

         (b) Each of the Company and its subsidiaries is duly qualified or licensed and in good standing to do business in each jurisdiction (including any foreign country) in which the property owned, leased or operated by it or the nature of the business conducted by it makes such qualification or licensing necessary.

         (c) The Company has heretofore furnished to Parent true, complete and correct copies of its certificate of incorporation (the "Certificate of Incorporation") and its by-laws (the "By-Laws") and the equivalent organizational documents of each of its subsidiaries, each as amended to the date hereof. The
Certificate of Incorporation, By-Laws and such equivalent organizational documents are in full force and effect. The Company is not in violation of any of the provisions of the Certificate of Incorporation or By-Laws and no subsidiary of the Company is in violation of any of the provisions of such subsidiary's equivalent organizational documents. All minutes of the Company and each of its subsidiaries are contained in the minute books of the Company and each of its subsidiaries, which have been made available to Parent, and such minute books contain a complete and accurate record of the substance of all actions taken at all meetings of the Board, the board of directors of each of the Company's subsidiaries and of all committees thereof.

      (d) Schedule 3.1(d) sets forth a complete and correct list of all subsidiaries of the Company, which list sets forth the amount of capital stock of or other equity interests in such subsidiaries owned by the Company, directly or indirectly. There are no irrevocable proxies with respect to the shares of capital stock of such subsidiaries, and no equity securities of any of the subsidiaries are or may become required to be issued by reason of any options, warrants, rights to subscribe to, calls or commitments of any character whatsoever relating to, or securities or rights convertible into or exchangeable for, shares of any capital stock of any subsidiary, and there are no contracts, commitments, understandings or arrangements by which any subsidiary is bound to issue additional shares of its capital stock or securities convertible into or exchangeable for such shares. All of the shares of capital stock of such subsidiaries so owned by the Company are owned by it free and clear of any claim, lien, encumbrance or agreement with respect thereto. No entity in which the Company owns, directly or indirectly, less than a 50% equity interest is, individually or when taken together with all other such entities, material to the business of the Company and its subsidiaries, taken as a whole.

Section 3.2 Capitalization of the Company and its Subsidiaries. The authorized capital stock of the Company consists of (i) 10,000,000 Shares of which, as of the date of this Agreement, 4,242,938 Shares were issued and outstanding and 131,062 Shares were held as treasury shares of the Company, (ii) 15,000 shares of Preferred Stock, of which, as of the date of this Agreement, 14,000 shares were issued and outstanding, and (iii) 50,000 shares of Class B Preferred Stock, par value $100 per share, of which, as of the date of this Agreement, no shares were issued and outstanding. All outstanding shares of capital stock of the Company have been validly issued, duly authorized, fully paid, nonassessable and free of preemptive rights. As of the date of this Agreement, Employee Options to purchase an aggregate of 381,500 Shares were outstanding and the weighted average exercise price of such Employee Options was $11.27 per Share. The only Employee Options (or any other option or related stock appreciation right) in existence are set forth above and no additional Employee Options (or any other option or related stock appreciation right) have been granted since June 1, 1995 (other than extensions of preexisting Employee Options set forth on
Schedule 3.2). As of the date of this Agreement, 700,000 Shares were issuable upon conversion of the Preferred Stock. Each share of Preferred Stock is convertible into fifty (50) Shares. Except as set forth above, there are outstanding (i) no shares of capital stock or other voting securities of the Company, (ii) no securities of the Company convertible into or exchangeable for shares of capital stock or voting securities of the Company,
(iii) no options, subscriptions, warrants, convertible securities, calls or other rights to acquire from the Company, and no obligation of the Company to issue, deliver or sell any capital stock, voting securities or securities convertible into or exchangeable for capital stock or voting securities of the Company and (iv) no equity equivalents, performance shares, interests in the ownership or earnings of the Company or other similar rights issued by the Company (collectively, "Company Securities"). Except as contemplated by this Agreement, there are no outstanding obligations of the Company or any of its subsidiaries to repurchase, redeem or otherwise acquire any Company Securities, other than the Company's obligations hereunder to redeem (subject to conversion by the holder thereof) the Preferred Stock. Each of the outstanding shares of capital stock of each of the Company's subsidiaries is duly authorized, validly issued, fully paid and nonassessable and is directly or indirectly owned by the Company, free and clear of all security interests, liens, claims, pledges, charges, voting agreements or other encumbrances of any nature whatsoever (collectively, "Liens"). There are no existing options, calls or commitments of any character relating to the issued or unissued capital stock or other equity securities of any subsidiary of the Company.

     Section 3.3 Authority Relative to this Agreement; Fairness Opinion. The Company has all necessary corporate power and authority to execute and deliver this Agreement, to perform its obligations hereunder and to consummate the transactions contemplated hereby. The Board, at a meeting duly called and held prior to the date of this Agreement, (i) determined that this Agreement and the transactions contemplated hereby, including the Merger, are in the best interests of the stockholders of the Company (other than stockholders who are party to the Option Agreement, Parent, Acquisition or their affiliates), (ii) approved this Agreement and the transactions contemplated hereby, including the Merger, (iii) subject to its fiduciary duties, resolved to recommend that the stockholders of the Company approve and adopt this Agreement and the Merger and
(iv) resolved to redeem (subject to conversion by the holder thereof), effective immediately prior to the Merger, all of the outstanding Preferred Stock. George K. Baum & Company, the Company's financial advisor, has delivered to the Board its written opinion to the effect that, as of the date of such opinion, the consideration to be received by the holders of Shares (other than stockholders who are party to the Option Agreement, Parent, Acquisition or their affiliates, and other officers and employees specifically excluded from the opinion) pursuant to the Merger is fair to such holders from a financial point of view. As of the date hereof, the Company has been authorized by George K. Baum & Company to permit the inclusion of such fairness opinion in the Proxy Statement referred to in
Section 3.7 hereof. The execution, delivery and performance of this Agreement and the consummation of the transactions contemplated hereby have been duly and validly authorized by the Board and no other corporate proceedings or action on the part of the Company are necessary to authorize this Agreement or to consummate the transactions so contemplated (other than, with respect to the Merger, the approval and adoption of this Agreement by the holders of a majority of the outstanding Shares and the filing of the appropriate merger documents as required by Delaware Law). The Company elected not to be governed by Section 203 of the Delaware Law pursuant to Article XI of the Certificate of Incorporation, so as to render inapplicable to such transactions, including, without limitation, the Merger and the purchase of Shares, if any, pursuant to the Option Agreement, the restrictions on business combinations contained in Section 203 of the Delaware Law. This Agreement has been duly and validly executed and delivered by the Company and, assuming it constitutes a valid and binding agreement of the other parties hereto, constitutes a legal, valid and binding agreement of the Company enforceable against the Company in accordance with its terms.

     Section 3.4 Non-Contravention; Required Filings and Consents. Except as set forth on Schedule 3.4:

        (a) The execution, delivery and performance by the Company of this Agreement and the consummation of the transactions contemplated hereby (including the Merger) do not and will not
(i) violate, breach, contravene, terminate or conflict with the Certificate of Incorporation or By-Laws or the equivalent organizational documents of any of the Company's subsidiaries;
(ii) assuming that all consents, authorizations and approvals contemplated by subsection (b) below have been obtained and all filings described therein have been made, contravene, violate or conflict with or constitute a violation of any provision of any law, rule, regulation, judgment, injunction, order, writ, award or decree binding upon or applicable to the Company, any of its subsidiaries or any of their respective properties; (iii) conflict with, or result in the breach or termination of any provision of or constitute a default (with or without the giving of notice or the lapse of time or both) under, or give rise to any right of termination, cancellation, or loss of any benefit to which the Company or any of its subsidiaries is entitled under any provision of any agreement, commitment, arrangement, trust, lease, contract, license or other instrument binding upon the Company, any of its subsidiaries or any of their respective properties, or allow the acceleration of the performance of, any debt, liability or obligation of the Company or any of its subsidiaries under any indenture, mortgage, deed of trust, license, lease, contract, instrument or other agreement to which the Company or any of its subsidiaries is a party or by which the Company or any of its subsidiaries or any of their respective assets or properties is subject or bound; or (iv) result in the creation or imposition of any Lien on any asset of the Company or any of its subsidiaries.

       (b) The execution, delivery and performance by the Company of this Agreement and the consummation of the transactions contemplated hereby (including the Merger) by the Company require no action by or in respect of, or filing with, any governmental body, agency, official or authority (either domestic or foreign) other than (i) the filing of a certificate of merger in accordance with Delaware Law; (ii) compliance with any applicable requirements of the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the "HSR Act"); (iii) compliance with any applicable requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and state securities, takeover and Blue Sky laws; and (iv) such actions or filings which, if not taken or made, would not prevent the consummation by the Company of the transactions contemplated by this Agreement.

     Section 3.5  SEC Reports.

     (a) The Company has filed all required forms, reports and documents with the SEC since January 1, 1990. The Company has provided to Parent, in the form filed with the SEC, the Company's
(i) Annual Reports on Form 10-K for each of the last five fiscal years, (ii) Quarterly Reports on Form 10-Q for the quarters ended since January 1, 1990, (iii) all proxy statements or information statements relating to meetings or actions by consent of the Company's stockholders since January 1, 1990 and (iv) all other reports or registration statements filed by the Company with the SEC since January 1, 1990 (collectively, the "SEC Reports"). The SEC Reports, as amended through the date of this Agreement, were prepared in accordance with all applicable requirements of the Securities Act of 1933, as amended (the "Securities Act"), and the Exchange Act. As of their respective dates, none of the SEC Reports, including, without limitation, any financial statements or schedules included therein (the "Financial Statements"), contained any untrue statement of a material fact or omitted to state a material fact required to be stated therein or necessary in order to make the statements therein, in light of the circumstances under which they were made, not misleading. Except as set forth on Schedule 3.5(a), the audited consolidated financial statements and unaudited consolidated interim financial statements of the Company included in the SEC Reports fairly present, in conformity with generally accepted accounting principles applied on a consistent basis, the consolidated financial position of the Company and its consolidated subsidiaries as of the dates thereof and their consolidated results of operations and cash flows for the periods then ended. The Company has heretofore provided complete and correct copies of each of the SEC Reports to Parent.

     (b) Except as disclosed in the Financial Statements or as set forth on Schedule 3.5(b), the Company and its subsidiaries have no debts, financial obligations or liabilities of any nature (whether accrued, absolute, contingent or otherwise), except for liabilities incurred in the ordinary course of business since January 23, 1995.

     Section 3.6 Absence of Certain Changes. Since January 23, 1995, except as set forth in Schedule 3.6, neither the Company nor any of its subsidiaries has (i) declared, set aside or paid any dividend or other distribution (whether in cash, stock, or property or any combination thereof) in respect of its capital stock, (ii) entered into, adopted, terminated, amended or increased the benefits paid or payable under any severance, termination, deferred or other compensation agreement or arrangement with any director, officer or employee, other than extensions of preexisting Employee Options as set forth on
Schedule 3.2, (iii) changed any of the accounting principles, or methods of application of said principles, or practices used by the Company, (iv) settled any litigation for amounts in excess of $5,000, (v) granted any Employee Options (or other options or similar stock appreciation rights), other than extensions of preexisting Employee Options as set forth on Schedule 3.2, (vi) granted any bonuses other than as specifically permitted by this Agreement, (vii) delayed or deferred payment of accounts payable or other obligations of the Company or any of its subsidiaries or accelerated the collection of receivables or other obligations due the Company or any of its subsidiaries or (viii) entered into any transaction, or conducted its business or operations, outside of the ordinary course of business. Since January 23, 1995, no event, fact, condition, change or effect has occurred that will or could, individually or in the aggregate, have an adverse effect on the business of the Company.

     Section 3.7 Proxy Statement. The proxy or information statement or similar materials distributed to the Company's stockholders in connection with the Merger, including any amendments or supplements thereto (the "Proxy Statement"), shall not, at the time filed with the SEC, at the time mailed to the Company's stockholders, at the time of the Stockholders' Meeting or at the Effective Time, contain any untrue statement of a material fact or omit to state any material fact required to be stated therein or necessary in order to make the statements therein, in light of the circumstances under which they are made, not misleading. Notwithstanding the foregoing, the Company makes no representation or warranty with respect to any information provided by Parent or Acquisition specifically for use in the Proxy Statement. The Proxy Statement will comply with the requirements of Section 1.9 hereof and will comply as to form with the provisions of the Exchange Act and the rules and regulations thereunder.

      Section 3.8 Finder's Fee. No broker, finder, investment banker or other intermediary is entitled to any brokerage, finder's or other fee or commission in connection with the transactions contemplated by this Agreement based upon arrangements made by and on behalf of the Company.

     Section 3.9  Absence of Litigation.  Except as disclosed in
Schedule 3.9, as of the date hereof, there is no action, suit, claim, investigation or proceeding pending or threatened, nor is there any valid basis for any claim, against the Company or any of its subsidiaries or any of their respective properties before any court or arbitrator or any administrative, regulatory or governmental body, or any agency or official. Except as disclosed on Schedule 3.9, as of the date hereof, there is no action, suit, claim, investigation or proceeding pending or threatened, nor is there any valid basis for any claim, against the Company or any of its subsidiaries or any of their respective properties before any court or arbitrator or any administrative, regulatory or governmental body, or any agency or official which
(i) challenges or seeks to prevent, enjoin, alter or delay the Merger or any of the other transactions contemplated hereby or
(ii) alleges criminal action or inaction.  Except as disclosed on
Schedule 3.9, as of the date hereof, neither the Company nor any of its subsidiaries nor any of their respective properties is subject to any order, writ, judgment, injunction, decree, determination or award which would prevent or delay the consummation of the transactions contemplated hereby.

    Section 3.10 Taxes. Except as set forth in Schedule 3.10, (a) the Company and its subsidiaries have filed, been included in or sent, all returns, declarations and reports and information returns and statements required to be filed or sent by or relating to any of them relating to any Taxes (as defined below) with respect to any income, properties or operations of the Company or any of its subsidiaries (collectively, "Returns"); (b) as of the time of filing, the Returns correctly reflected in all respects the facts regarding the income, business, assets, operations, activities and status of the Company and its subsidiaries and any other information required to be shown therein; (c) the Company and its subsidiaries have timely paid all Taxes that are due and payable, whether or not such Taxes were shown on any Return; (d) the Company and its subsidiaries have made or will make provision for all Taxes payable for any periods that end before the Effective Time for which no Returns have yet been filed and for any periods that begin before the Effective Time and end after the Effective Time to the extent such Taxes are attributable to the portion of any such period ending at the Effective Time; (e) the charges, accruals and reserves for taxes reflected on the books of the Company and its subsidiaries are adequate to cover the Tax liabilities accruing or payable by the Company and its subsidiaries in respect of periods prior to the date hereof; (f) neither the Company nor any of its subsidiaries is delinquent in the payment of any Taxes or has requested any extension of time within which to file or send any Return, which Return has not since been filed or sent; (g) no deficiency for any Taxes has been proposed, asserted or assessed against the Company or any of its subsidiaries (or any member of any affiliated or combined group of which the Company or any of its subsidiaries is or has been a member for which either the Company or any of its subsidiaries could be liable); (h) neither the Company nor any of its subsidiaries has granted any extension of the limitation period applicable to any Tax claims; (i) neither the Company nor any of its subsidiaries is subject to liability for Taxes of any person (other than the Company or its subsidiaries), including, without limitation, liability arising from the application of U.S. Treasury Regulation Section 1.1502-6 or any analogous provision of state, local or foreign law; (j) neither the Company nor any of its subsidiaries is or has been a party to any tax sharing agreement with any corporation which is not currently a member of the affiliated group of which the Company is currently a member; (k) no claim has ever been made by an authority in a jurisdiction where any of the Company and its subsidiaries does not file Returns that it is or may be subject to taxation by that jurisdiction; (l) each of the Company and its subsidiaries has withheld and paid all Taxes required to have been withheld and paid in connection with amounts paid or owing to any employee, independent contractor, creditor, stockholder, or other third party; (m) none of the Company and its subsidiaries has made any payments, is obligated to make any payments, or is a party to any agreement that under certain circumstances could obligate it to make any payments that will not be deductible under Code Sec. 162 (as unreasonable compensation), Code Sec. 162(m) or Code Sec. 280G; and (n)
Schedule 3.10 lists all Returns that currently are the subject of audit.

     "Taxes" means with respect to any person (i) any net income, gross income, gross receipts, sales, use, ad valorem, franchise, profits, license, withholding, payroll, employment, excise, severance, stamp, occupation, premium, property, value-added, windfall profits, custom duty or other tax, governmental fee, capital stock, social security (or similar), unemployment, disability, transfer, registration, alternative or add-on minimum, estimated or other like assessment or charge of any kind whatsoever, together with any interest and any penalty, addition to tax or additional amount imposed by any taxing authority (domestic or foreign) on such person and (ii) any liability of the Company or any subsidiary for the payment of any amount of the type described in clause (i) as a result of being a member of an affiliated or combined group.

      Section 3.11  Employee Benefits.

         (a) Schedule 3.11(a) contains a true and complete list of each bonus, deferred compensation, incentive compensation, stock purchase, stock option, severance or termination pay, hospitalization or other medical, dental, life, disability or other insurance, supplemental unemployment benefits, profit-sharing, pension, savings or retirement plan, program, agreement or arrangement, plans within the meaning of section 125 of the Code, retiree medical plans and any trust fund, plan, program or arrangement funding any plan (including any voluntary employee beneficiary association within the meaning of section
501(c)(9) of the Code), and each other employee benefit plan, program, agreement or arrangement, sponsored, maintained or contributed to or required to be contributed to by the Company, any of its subsidiaries or by any trade or business, whether or not incorporated (an "ERISA Affiliate"), that together with the Company or any of its subsidiaries would be deemed a "single employer" within the meaning of section 4001 of the Employee
Retirement Income Security Act of 1974, as amended ("ERISA"), for the benefit of any employee or terminated employee of the Company, any of its subsidiaries or any ERISA Affiliate (the
"Plans"). Schedule 3.11(a) identifies each of the Plans that is an "employee benefit plan," as that term is defined in section
3(3) of ERISA (the "ERISA Plans").

    (b) With respect to each Plan, the Company has heretofore delivered to Parent true and complete copies of each of the following documents (to the extent applicable):

        (i)  a copy thereof;

       (ii) a copy of the three most recent annual reports and actuarial reports, if required under ERISA, and the most recent report prepared with respect thereto in accordance with Statement of Financial Accounting Standards No. 87, Employer's Accounting for Pensions;

      (iii) a copy of the most recent actuarial report prepared with respect thereto in accordance with Statement of Financial
Accounting Standards No. 106, Employer's Accounting for Non-
Pension Postretirement Benefits;

       (iv) a copy of the most recent Summary Plan Description, summaries of all modifications, administrative forms and other documents that constitute a part of or are incident to the administration of the Plans;

       (v) copies of any insurance contracts and administrative service contracts;

       (vi) if the Plan is funded through a trust or any third party funding vehicle, a copy of the trust or other funding agreement and the latest financial statements thereof;

       (vii) the most recent determination letter received from the Internal Revenue Service with respect to each Plan intended to qualify under section 401(a) of the Internal Revenue Code of 1986, as amended (the "Code") and any pending determination letter request; and

       (viii) Schedule 3.11(a) also shall contain a written description of all communications regarding any Plan to employees or former employees who may be affected by this transaction.

      (c)  Neither the Company, nor any subsidiary, nor any ERISA
Affiliate or predecessor maintains or has ever maintained a plan which is or was subject to (i) the minimum funding requirements of ERISA or the Code or (ii) Title IV of ERISA.

     (d) Neither the Company, nor any of its subsidiaries, nor any ERISA Affiliate, nor any ERISA Plan, nor any trust created thereunder, nor any trustee or administrator thereof has engaged in a transaction in connection with which the Company, any of its subsidiaries or any ERISA Affiliate, any ERISA Plan, any such trust, or any trustee or administrator thereof, or any party dealing with any ERISA Plan or any such trust could be in violation of sections 404, 405, or 406 of ERISA or could be subject to either a civil penalty assessed pursuant to section
409, 502(i) or 502(l) of ERISA or a Tax imposed pursuant to
section 4975 or 4976 of the Code.

     (e) No ERISA Plan is a "multiemployer pension plan," as defined in section 3(37) of ERISA, nor is any ERISA Plan a plan described in section 4063(a) of ERISA. Neither the Company, nor any subsidiary, nor any ERISA Affiliate or predecessor has ever maintained, contributed to or been required to contribute to a "multiemployer pension plan" as defined in section 3(37) of ERISA.

     (f) Each Plan has been operated and administered in accordance with its terms and applicable law, including but not limited to ERISA and the Code.

     (g) Each ERISA Plan intended to be qualified within the meaning of section 401(a) of the Code and each related trust intended to be qualified within the meaning of section 501(a) of the Code has been established and operated so as to be qualified and tax exempt under such sections. Nothing has occurred or, in connection with the transactions contemplated by this Agreement, will occur, which would adversely affect the qualified status of such plans and trusts. In the event the Company (or any affiliated entity) sponsors or maintains a voluntary employee beneficiary association with the meaning of section 501(c)(9) of the Code, all necessary governmental approvals for obtaining tax exempt status have been obtained, and such determination letter is dated on or after January 1, 1985.

     (h) No amounts payable under the Plans as a result of or in connection with the consummation of the transactions contemplated by this Agreement will fail to be deductible for federal income tax purposes by application of section 162(m), section 280G or section 404 of the Code.

     (i) Except as set forth on Schedule 3.11(i), no Plan provides benefits, including without limitation death or medical benefits (whether or not insured), with respect to current or former employees of the Company or any ERISA Affiliate beyond their retirement or other termination of service (other than (i) coverage mandated by applicable law or (ii) death benefits or retirement benefits under any "employee pension plan," as that term is defined in section 3(2) of ERISA).

     (j) Except as provided in Schedule 3.11(j), the consummation of the transactions contemplated by this Agreement will not (i) entitle any current or former employee or officer of the Company or any ERISA Affiliate to severance pay, unemployment compensation or any other payment, except as expressly provided in this Agreement or (ii) accelerate the time of payment or vesting, or increase the amount of compensation due any such employee or officer.

     (k) There are no pending or threatened claims by or on behalf of any Plan, by any employee or beneficiary covered under any such Plan, or otherwise involving any such Plan (other than routine claims for benefits).

    (l) The Company has reserved the right to amend or terminate any Plan.

     (m) Neither the Company nor any ERISA Affiliate has any announced plan or legally binding commitment to create any additional Plans which are intended to cover employees or former employees of the Company or any ERISA Affiliate or to amend or modify any existing Plan which covers or has covered employees or former employees of the Company or any ERISA Affiliate.

     (n) No event has occurred in connection with which the Company or any ERISA Affiliate or any Plan, directly or indirectly, could be subject to any liability (i) under any statute, regulation or governmental order relating to any Plans or (ii) pursuant to any obligation of the Company or any ERISA Affiliate to indemnify any person against liability incurred under any such statute, regulation or order as they relate to the Plans.

     Section 3.12 Compliance. Except as set forth on Schedule 3.12, neither the Company nor any of its subsidiaries is in violation of, or has violated, or has received any notification of any asserted present or past failure to comply with, any applicable provisions of (i) any laws, rules, statutes, orders, ordinances or regulations or (ii) any note, bond, mortgage, indenture, contract, agreement, lease, license, permit, franchise, or other instrument or obligations to which the Company or any of its subsidiaries is a party or by which the Company or any of its subsidiaries or its or any of their respective properties are bound or affected.

     Section 3.13  Environmental Matters.

     (a) Except as set forth on Schedule 3.13, the Company and its subsidiaries are in compliance with all applicable Environmental Laws (which compliance includes, but is not limited to, the possession by the Company and its subsidiaries of all permits and other governmental authorizations required under applicable Environmental Laws, and compliance with the terms and conditions thereof).

      Except as set forth on Schedule 3.13, neither the Company nor any of its subsidiaries has received any communication (written or oral), whether from a governmental authority, private party, citizens group, employee or otherwise, that alleges that the Company is not in such compliance, and there are no past or present actions, activities, circumstances, conditions, events or incidents that would prevent or interfere with such compliance in the future.

     (b) Except as set forth on Schedule 3.13, there is no Environmental Claim pending or threatened against the Company or any of its subsidiaries or against any person or entity whose liability for any Environmental Claim the Company or any of its subsidiaries has retained or assumed either contractually or by operation of law.

     (c) Except as set forth on Schedule 3.13, there are no past or present actions, activities, circumstances, conditions, events or incidents (including, without limitation, the release, emission, discharge, presence or disposal of any Hazardous Material) which could form the basis of any Environmental Claim against the Company or any of its subsidiaries or against any person or entity whose liability for any Environmental Claim the Company or any of its subsidiaries has or may have retained or assumed either contractually or by operation of law.

     (d) Except as set forth on Schedule 3.13, neither the Company nor any of its subsidiaries has, and no other person has, Released, placed, stored, buried or dumped Hazardous Materials on, beneath or adjacent to any property owned, operated or leased or formerly owned, operated or leased by the Company or any of its subsidiaries, and neither the Company nor any of its subsidiaries has received notice that it is a potentially responsible party for the Cleanup of any property, whether or not owned or operated by the Company or any of its subsidiaries.

     (e) The Company and its subsidiaries have delivered to Parent true, complete and correct copies and results of any reports, studies, analyses, tests or monitoring possessed or initiated by the Company or any of its subsidiaries pertaining to Hazardous Materials in, on, beneath or adjacent to the property owned or leased by the Company or any of its subsidiaries or regarding the Company's and its subsidiaries' compliance with applicable Environmental Laws.

     (f) Except as set forth on Schedule 3.13, no transfers of permits or other governmental authorizations under Environmental Laws, and no additional permits or other governmental authorizations under Environmental Laws, will be required to permit the Company and its subsidiaries or the Surviving Corporation and its subsidiaries, as the case may be, to be in full compliance with all applicable Environmental Laws for the period immediately following the transactions contemplated hereby, as conducted by the Company and its subsidiaries immediately prior to the date hereof. To the extent that such transfers or additional permits and other governmental authorizations are required, the Company and its subsidiaries agree to use reasonable best efforts to effect such transfers and obtain such permits and other governmental authorizations at the time such transfers, permits and other governmental authorizations are required by law.

     (g) The following terms as used in this Section shall have the following meanings:

     "Cleanup" means all actions required by governmental entities or Environmental Laws to: (1) cleanup, remove, treat or remediate
Hazardous Materials in the indoor or outdoor environment; (2) prevent the Release of Hazardous Materials so that they do not migrate, endanger or threaten to endanger public health or welfare of the indoor or outdoor environment; (3) perform preremedial studies and investigations and postremedial monitoring and care; or (4) respond to any government requests for information or documents in any way relating to cleanup, removal, treatment or remediation or potential cleanup, removal, treatment or remediation of Hazardous Materials in the indoor or outdoor environment.

     "Environmental Claim" means any claim, action, cause of action, investigation or notice (written or oral) by any person or entity alleging potential liability (including, without limitation, potential liability for investigatory costs, Cleanup costs, governmental response costs, natural resources damages, property damages, personal injuries, or penalties) arising out of, based on or resulting from (a) the presence, or Release into the indoor or outdoor environment, of any Hazardous Materials at any location, whether or not owned or operated by the Company or any of its subsidiaries or (b) circumstances forming the basis of any violation, or alleged violation, of any Environmental Law.

    "Environmental Laws" means all federal, state, local and foreign laws, regulations and ordinances relating to pollution or protection of human health or the environment, including without limitation, laws relating to Releases or threatened Releases of Hazardous Materials into the indoor or outdoor environment (including, without limitation, ambient air, surface water, ground water, land surface or subsurface strata) or otherwise relating to the manufacture, processing, distribution, use, treatment, storage, Release, disposal, transport or handling of Hazardous Materials and all laws, regulations and ordinances with regard to recordkeeping, notification, disclosure and reporting requirements respecting Hazardous Materials.

     "Hazardous Materials" means all substances defined as Hazardous Substances, Oils, Pollutants or Contaminants in the National Oil and Hazardous Substances Pollution Contingency Plan, 40 C.F.R.
Section 300.5, or defined as such by, or regulated as such under, any Environmental Law.

    "Release" means any release, spill, emission, discharge, leaking, pumping, injection, deposit, disposal, discharge, dispersal, leaching or migration into the indoor or outdoor environment
(including, without limitation, ambient air, surface water, groundwater and surface or subsurface strata) or into or out of any property, including the movement of Hazardous Materials through or in the air, soil, surface water, groundwater or property.

     Section 3.14  Intellectual Property.

     (a) Schedule 3.14 contains an accurate and complete description of all domestic and foreign patents, patent applications, patent licenses, shop rights, trademarks, trademark registrations and applications therefore, service marks, service mark registrations and applications therefor, logos, trade names, assumed names, copyright registrations and applications therefor, which are used by the Company, any of its subsidiaries or which are presently owned or held by the Company or any of its subsidiaries or under which the Company or any of its subsidiaries owns or holds any license, or in which the Company or any of its subsidiaries owns or holds any direct or indirect interest, other than those rights granted or licensed by Parent (collectively, the "Intellectual Property Rights"). Schedule 3.14 further sets forth: (i) the nature of such Intellectual Property Rights; (ii) the owner of such Intellectual Property Right; (iii) the jurisdiction by or in which such Intellectual Property Right has been issued or registered or in which an application for such issuance or registration has been filed, including the respective registration or application numbers; and (iv) licenses, sublicenses and other agreements as to which the Company or any of its subsidiaries is a party and pursuant to which the Company, any of its subsidiaries or any other person or entity is authorized to use such Intellectual Property Right, process, design, invention, know-how, trade secret or other proprietary information (collectively, the "Company Intellectual Property").


     (b) Except as set forth on Schedule 3.14, the Company or any of its subsidiaries does not infringe or unlawfully or wrongly use any patent, trademark, tradename, service mark, copyright, trade secret, confidential or proprietary right or any similar rights owned or claimed by another.

     (c) Except as set forth in Schedule 3.14, the Company or any of its subsidiaries does not know of any use that has been or is now being made by another of the Company Intellectual Property or that would infringe such rights.

     (d) Except as set forth on Schedule 3.14, the Company or any of its subsidiaries is the sole and exclusive owner of or possesses valid licenses and rights to use all Company Intellectual
Property necessary to conduct the businesses of the Company and any of its subsidiaries as they are currently being conducted.

     (e) Except as set forth on Schedule 3.14, neither the Company nor any of its subsidiaries has sold, licensed or otherwise disposed of or transferred or granted any interest in the Company Intellectual Property. The Company and each of its subsidiaries have taken all reasonable measures, which may or may not have included the institution of litigation, to maintain and protect the Company Intellectual Property and all such rights remain valid and enforceable.

     (f) Except as set forth on Schedule 3.14, no claims have been asserted by any person to the use or validity of any of the Company Intellectual Property or challenging or questioning the validity or effectiveness of any license or agreement related thereto, and there is no valid basis for any such claim. None of the Company Intellectual Property is subject to any outstanding order, judgment, decree, stipulation or agreement restricting the use thereof by the Company or any of its subsidiaries or restricting the licensing thereof by the Company or any of its subsidiaries to any other person or entity. Except as set forth on Schedule 3.14, the Company and any of its subsidiaries have not entered into any agreement to indemnify any other person or entity against any charge of infringement of any Company Intellectual Property.

     Section 3.15  Insurance.

     (a) Schedule 3.15(a) sets forth a complete and correct list of all insurance policies (including a brief summary of the nature and terms thereof and any amounts paid or payable to the Company or any of its subsidiaries thereunder, their respective expiration dates, deductibles and stop-loss thresholds) providing coverage in favor of the Company or any of its subsidiaries or any of their respective properties. Each such policy is valid, in full force and effect and will remain in full force at least through the respective dates set forth in Schedule 3.15(a) and effect without the payment of additional premiums other than additional premiums in the ordinary course prior to the Effective Time, no notice of termination, cancellation or reservation of rights has been received with respect to any such policy, there is no default with respect to any provision contained in any such policy, and there has not been any failure to give any notice or present any claim under any such policy in a timely fashion or in the manner or detail required by any such policy.

     (b) The Company and its subsidiaries have insurance in an amount and of a type normal in the ordinary course for businesses similar to the Company and its subsidiaries. Other than as set forth on Schedule 3.15(b), neither the Company nor any of its subsidiaries has received notice of any proposed increase in premiums or deductible amounts, decrease in coverage or termination of any policy.

     Section 3.16 Labor Matters. Except as set forth in Schedule 3.16, neither the Company nor any of its subsidiaries is a party to any collective bargaining or other labor union contract or labor union agreement applicable to persons employed by the Company or any of its subsidiaries, no collective bargaining agreement is being negotiated by the Company or any of its subsidiaries and no activities or proceedings of any labor union are being held to organize any of their respective employees. There is no labor dispute, strike or work stoppage against the Company or any of its subsidiaries pending or threatened which may interfere with the respective business activities of the Company or any of its subsidiaries. The Company and its subsidiaries are in compliance with all federal, state and local laws, including without limitation the rules and regulations of the Department of Labor and the Office of Federal Contract Compliance Programs, respecting employment and employment practices, terms and conditions of employment and wages and hours and not engaged in any unfair labor practice. There is no unfair labor practice complaint against either the Company or any of its subsidiaries pending or threatened before the National Labor Relations Board. Except as set forth on Schedule 3.16, no charges with respect to or relating to the Company or any of its subsidiaries are threatened or pending before the Equal
Employment Opportunity Commission or any state, local or foreign agency responsible for the enforcement of labor or employment laws or for the conduct of an investigation of or relating to the Company or any of its subsidiaries and no such investigation is in process.

     Section 3.17 Real Property. Except for the Company's Wichita office, which will be sold prior to Closing, the Company and its subsidiaries do not own any real property in fee simple.
Schedule 3.17(a) sets forth a list of all real property leased by the Company or its subsidiaries (collectively, the "Properties"). The Company and its subsidiaries hold good and valid leasehold title and estate in the Properties, in each case free and clear of all mortgages, deeds of trust, pledges, liens, security interests, claims, mechanic's or materialmen's liens, charges, easements, restrictive covenants, rights-of-way and other encumbrances. There are no eminent domain proceedings pending or threatened against any of the Properties.

     The Company hereby represents that:

        (a) All buildings, structures and equipment located on the Properties are structurally sound and are in good operating condition and repair (ordinary wear and tear excepted), and are usable in the ordinary course of business;

        (b) Except as set forth in existing title insurance policies and reports delivered to Parent pursuant to Section 3.15 hereto, the Company and its subsidiaries have not received written notice (i) of any dispute from any contiguous boundary owners concerning contiguous boundary lines, (ii) that any of the Properties (or the buildings, structures or improvements thereon), or the Company's or any of its subsidiaries' operations, violate the zoning or planning laws, ordinances, rules or regulations of the city, county or state in which they are located, or any building regulations or codes of such city, county or state, or land use laws or regulations applicable to the Properties, and that no such violations exist or (iii) of any claims of others to rights over, under, across or through any of the Properties by virtue of use or prescription;

       (c) All permits, approvals, authorizations or licenses required or necessary for the use of any of the Properties have been obtained and are in full force and effect;

       (d) Neither the Company nor any of its subsidiaries has sublet, and is not subletting, all or any part of any of the Properties, and has not assigned all or any part of its interest in any of the leases;

       (e) Schedule 3.17(e) sets forth a list of all service and maintenance contracts affecting the Properties and all utility and management contracts affecting the Properties to which the Company or any of its subsidiaries is a party or to which said properties are subject and which, in any individual contract, obligate the Company to pay more than $12,000 in any year. All such contracts are currently in full force and effect, and there is no default, or action or omission which with the giving of notice or passage of time or both would constitute a default, thereunder. Copies of all such contracts have been delivered to Parent. In addition, the Company has previously delivered to Parent copies of the most recently issued bills for real estate tax assessments against any or all of the Properties;

       (f) All the Properties are free and clear of any agreements to sublease (or to grant an assignment of lease), options to sublease (or to grant an assignment of lease) or rights of first refusal relating thereto. All real property with respect to which the Company or any of its subsidiaries has an agreement to purchase, lease or sublease, option to purchase, lease, or sublease or right of first refusal relating thereto is set forth on Schedule 3.17(f);

       (g) All the Properties are currently zoned in the zoning category which permits operation of said properties as now used, operated and maintained. Neither the Company nor any of its subsidiaries has requested, applied for, or given consent to, and there are no pending, zoning variances or changes with respect to any of the Properties. The consummation of the transactions contemplated herein will not result in a violation of any applicable zoning ordinance or the termination of any applicable zoning variance now existing, and if the improvements on the Properties are damaged or destroyed subsequent to the Effective Time, the repair or replacement of the same by Parent to the condition existing immediately prior to the Effective Time will not violate applicable zoning ordinances (assuming there has been no change in such zoning ordinances);

       (h) All buildings, structures or improvements owned and/or leased by the Company or any of its subsidiaries on any of the Properties are located entirely within the property boundary lines of such properties and do not encroach onto adjoining lands, and there are no encroachments of buildings, structures or improvements from adjoining lands onto such properties;

       (i) The Properties (i) currently have access to, at or within their property boundary lines to all gas, water, electricity, storm sewer, sanitary sewer, telephone and all other utilities necessary or beneficial to the current operation of the Properties, and all of such utilities are adequate and sufficient for the current operation of such properties and (ii) are contiguous to and have vehicular and pedestrian access to and from physically open and publicly dedicated public streets;

       (j) Except as set forth on Schedule 3.17(j), and except for repair and maintenance in the ordinary course of business, no construction, improvements, or expansion is currently on-going at any of the Properties;

       (k) The Company or its subsidiaries hold valid leasehold estate pursuant to each lease by which real properties are leased, as shown on Schedule 3.17(a), and enjoys peaceful and undisturbed possession thereunder. The Company has previously delivered to Parent complete and accurate copies of all such scheduled leases.
All such leases shall continue in full force and effect (without default) after the Effective Time and the consummation of the transactions contemplated by this Agreement without the consent, approval or act of any other party;

       (l) Neither the Company nor any of its subsidiaries has received written notice of any pending, proposed or threatened proceedings or governmental or quasi-governmental actions to condemn or take by the power of eminent domain (or to purchase in lieu thereof), or otherwise to take or restrict the right to use or occupy, any of the Properties; and

       (m) Neither the Company nor any of its subsidiaries has received notification that it is in violation of any applicable antipollution, health or other law, ordinance or regulation in respect of its structures or their operation, which violation remains uncured, and no such violation exists.

       Section 3.18 Contracts and Commitments. Schedule 3.18 contains a true and complete list of (i) all agreements and other commitments for the purchase of any materials or supplies; (ii) all employment and consulting agreements; (iii) all license agreements with third parties; (iv) other than rental agreements with customers, all leases, whether for real property or personal property; (v) all loan agreements, mortgages or indentures; (vi) all agreements, arrangements or commitments with any director, officer, employee, stockholder or beneficial owner of any of the outstanding Common Stock or Preferred Stock of the Company or any of their affiliates; and (vii) all other arrangements, commitments and understandings (written or oral) to which the Company or any of its subsidiaries is a party or by which it or its properties are bound that require (or that the Company has reason to believe it will require) payment by any party to the agreement, commitment or understanding of, or the performance by any party to the agreement, commitment or understanding of services having a value of, more than $25,000 in the aggregate.
True and complete copies of the Company's and all of its subsidiaries' agreements, commitments and understandings, or in the case of unwritten agreements, commitments and understandings, summaries thereof, referred to in Schedule 3.18 (collectively, the "Commitments") have been delivered to Parent or Acquisition.

       Except as set forth in Schedule 3.18, (i) all of the Commitments are valid, binding and enforceable and in full force and effect in accordance with their respective terms and there is no existing default that would permit the other party to a Commitment to terminate the Commitment, not to perform its obligations under the Commitment or accelerate the payment of money, and no condition exists that, with notice or lapse of time or both, would constitute a default on any Commitment, by the Company or any of its subsidiaries or any other party under any Commitment; (ii) all of the respective parties' covenants and obligations under all Commitments accrued to date have been performed; (iii) no party has made or asserted or has any defense, setoff or counterclaim under any Commitment; (iv) neither the Company nor any of its subsidiaries has notice that any party under any Commitment has exercised any option granted to it to cancel or terminate its Commitment, to shorten the term of its Commitment or to renew or extend the term (other than automatic renewals) of the Commitment and the Company has not received any notice of termination of any Commitment; (v) neither the Company nor any of its subsidiaries has received any notice (written or otherwise) of cancellation or termination of, or any expression or indication of an intention or desire to cancel or terminate, any of the Commitments; and (vi) no Commitment is the subject of, or has been threatened to be made the subject of, any arbitration, suit or other legal proceeding. Except as noted on
Schedule 3.18, every contract listed on such schedule may be assigned or otherwise transferred pursuant to this Agreement or the transactions contemplated hereby without the consent of any third party.

       Section 3.19 Employees. Except as set forth on Schedule 3.19, the Company (i) has not been informed of any current plans of any home office or multi-unit management personnel of the Company to terminate their employment with the Company; (ii) agrees that employees of the Company have no greater rights upon termination as a result of this Agreement and the transactions contemplated herein and (iii) agrees to use its reasonable best efforts to ensure that this Agreement and the transactions contemplated herein will not cause the termination of any employees of the Company.

      Section 3.20 Licenses and Permits. The Company and its subsidiaries have obtained all licenses, product and establishment registrations, franchises, permits, easements, certificates, consents, rights and privileges necessary or appropriate to the conduct of the Company's and its subsidiaries' businesses (collectively, the "Licenses," all of which are set forth on Schedule 3.20, which shall be delivered by the Company as a supplemental Schedule at least two (2) business days prior to Closing). The Licenses are valid and in full force at the Effective Time and will remain valid and in full force from and after the Effective Time.

     Section 3.21 Products Liability. Except as set forth on the Company's form customer agreements listed on Schedule 3.21, neither the Company nor any of its subsidiaries has given or made any warranties to third parties with respect to any products rented or sold by it except for the warranties imposed by the provisions of the applicable commercial codes. No state of facts or the occurrence of any event exists to form the basis of any present claim against the Company or any of its subsidiaries for product liability on account of any express or implied warranty which is not fully covered by insurance.

     Section 3.22 Inventory; Motor Vehicles; Accounts Receivable; Assets Necessary to Business.

      (a) Inventory. Each of the Company and its subsidiaries has inventory of a quantity and quality sufficient to conduct, and reasonably related to the needs of, its business. Except for inventory in repair which shall not exceed 1,700 units of inventory, all inventory of the Company and each of its subsidiaries is in good working order and rentable condition.

     (b) Motor Vehicles. All motor vehicles of the Company and each of its subsidiaries are listed on Schedule 3.22(b). The Company expressly warrants (i) that such vehicles, subject to ordinary wear and tear, are mechanically sound and are in good working order and condition to perform in the manner needed for the operation of the Company's business; (ii) are in good cosmetic condition, so as to convey the high quality image of the Company's business; (iii) are in compliance with all applicable statutes, ordinances and regulations, including, without limitation, those related to safety; and (iv) are owned by the Company or its subsidiaries free and clear of all liens, security interests, encumbrances or other restrictions on title.

    (c) Accounts Receivable. All accounts and notes receivable of the Company or any of its subsidiaries, whether reflected in the balance sheet(s) or otherwise, represent sales actually made in the ordinary course of business, are assets of the Company or any of its subsidiaries and are current and fully collectible net of any reserves shown on the balance sheet(s) which reserves are adequate and were calculated consistent with past practice and experience). Except as set forth on Schedule 3.22(c), each of the accounts and notes receivable either has been collected in full or will be collected in full, without any setoff, within 30 days after the day on which it became due and payable.

    (d) Assets Necessary to Business. The Company or its subsidiaries have good, valid, indefeasible and marketable title to all properties and assets, real, personal and mixed, tangible and intangible, and are parties to all leases, licenses and other agreements, currently being used or that are reasonably necessary to permit it to carry on their businesses and operations as presently conducted, except for the Company's Wichita office and the furniture and equipment therein, which may be sold prior to Closing.

      Section 3.23 Bank Accounts. Schedule 3.23 sets forth the names and locations of all banks in which the Company or its subsidiaries have an account or safe deposit box, the amounts therein or the contents thereof, and the names of all persons authorized to draw thereon or have access thereto.

      Section 3.24 Seller's Documentation. All documents supplied by the Company and its subsidiaries to Parent or Acquisition for the Company's and its subsidiaries' businesses including customer agreements, payment cards, ledgers and similar records, and other information related to the Company's and its subsidiaries' businesses are true, accurate and complete.

      Section 3.25 Disclosure. Schedule 3.25 lists any information, of which management of the Company is aware, that is (a) material to the business of the Company or to the transactions contemplated by this Agreement, and (b) not already disclosed in the Schedules hereto or in any representation or warranty to Parent or Acquisition contained in this Agreement.
            ARTICLE IV

REPRESENTATIONS AND WARRANTIES OF PARENT AND ACQUISITION

     Each of Parent and Acquisition represents and warrants to the Company as follows:

     Section 4.1 Organization. Each of Parent and Acquisition is a corporation duly organized, validly existing and in good standing under the laws of the State of Delaware and has all requisite corporate power and authority to own, lease and operate its properties and to carry on its business as now being conducted.

     Section 4.2 Authority Relative to this Agreement. Each of Parent and Acquisition has all necessary corporate power and authority to execute and deliver this Agreement, to perform its obligations hereunder and to consummate the transactions contemplated hereby. The execution, delivery and performance of this Agreement and the consummation of the transactions contemplated hereby have been duly and validly authorized by the board of directors of Acquisition and Parent, and no other corporate proceedings on the part of Parent or Acquisition are necessary to authorize this Agreement or to consummate the transactions so contemplated. This Agreement has been duly and validly executed and delivered by each of Parent and Acquisition and, assuming it constitutes a valid and binding agreement of the other parties hereto, constitutes a legal, valid and binding agreement of each of Parent and Acquisition, enforceable against each of Parent and Acquisition in accordance with its terms.

     Section 4.3  Non-Contravention; Required Filings and Consents.

       (a) The execution, delivery and performance by Parent and Acquisition of this Agreement and the consummation of the transactions contemplated hereby (including the Merger) do not and will not (i) contravene or conflict with the Certificate of Incorporation or By-Laws of Parent or Acquisition; (ii) assuming that all consents, authorizations and approvals contemplated by subsection (b) below have been obtained and all filings described therein have been made, contravene or conflict with or constitute a violation of any provision of any law, regulation, judgment, injunction, order or decree binding upon or applicable to Parent or Acquisition or any of their respective properties; (iii) conflict with, or result in the breach or termination of any provision of or constitute a default (with or without the giving of notice or the lapse of time or both) under, or give rise to any right of termination, cancellation, or loss of any benefit to which Parent or Acquisition is entitled under any provision of any agreement, contract, license or other instrument binding upon Parent, Acquisition or any of their respective properties, or allow the acceleration of the performance of, any obligation of Parent or Acquisition under any indenture, mortgage, deed of trust, lease, license, contract, instrument or other agreement to which Parent or Acquisition is a party or by which Parent or Acquisition or any of their respective assets or properties is subject or bound; or (iv) result in the creation or imposition of any Lien on any asset of Parent or Acquisition.

       (b) The execution, delivery and performance by Parent and Acquisition of this Agreement and the consummation of the transactions contemplated hereby (including the Merger) by Parent and Acquisition require no action by or in respect of, or filing with, any governmental body, agency, official or authority (either domestic or foreign) other than (i) the filing of a certificate of merger in accordance with Delaware Law; (ii) compliance with any applicable requirements of the HSR Act; (iii) compliance with any applicable requirements of the Exchange Act and state securities, takeover and Blue Sky laws; and (iv) such actions or filings which, if not taken or made, would not, individually or in the aggregate, prevent the consummation of the Merger.

     Section 4.4 Proxy Statement. None of the information provided by Parent or Acquisition specifically for use in the Proxy Statement shall, at the time filed with the SEC, at the time mailed to the Company's stockholders, at the time of the Stockholders' Meeting or at the Effective Time, contain any untrue statement of a material fact or omit to state any material fact required to be stated therein or necessary in order to make the statements therein, in light of the circumstances under which they are made, not misleading.

       Section 4.5 Availability of Funds. Parent and Acquisition will have available at the Closing sufficient funds to enable them to consummate the transactions contemplated by this Agreement and the Option Agreement.

       Section 4.6 Absence of Litigation. As of the date hereof, there is no action, suit, claim, investigation or proceeding pending or threatened against, Parent or Acquisition or any of their respective properties before any court or arbitrator or any administrative, regulatory or governmental body, or any agency or official which challenges or seeks to prevent, enjoin, alter or delay the Merger or any of the date hereof, neither Parent nor Acquisition nor any of their respective properties is subject to any order, writ, judgment, injunction, decree, determination or award which would prevent or delay the consummation of the transactions contemplated hereby.


            ARTICLE V

            COVENANTS

     Section 5.1 Conduct of Business of the Company. Except as otherwise expressly provided in this Agreement, during the period from the date hereof to the Effective Time, the Company and its subsidiaries will each conduct its operations according to its ordinary course of business consistent with past practice, and the Company and its subsidiaries will each use its reasonable best efforts to preserve intact its business organization, to maintain the quantity and quality of its customer rental agreements, to keep available the services of its officers and employees and to maintain existing relationships with licensors, licensees, suppliers, contractors, distributors, customers and others having business relationships with it. Without limiting the generality of the foregoing, and except as otherwise expressly provided in this Agreement, as required by law or as set forth in Schedule 5.1, prior to the Effective Time, neither the Company nor any of its subsidiaries will, without the prior written consent of Parent:

     (a) amend the Certificate of Incorporation or By-Laws or equivalent organizational documents;

     (b) authorize for issuance, issue, sell, deliver or agree or commit to issue, sell or deliver (whether through the issuance or granting of options, warrants, commitments, subscriptions, rights to purchase or otherwise) any stock of any class or any other securities or equity equivalents (including, without limitation, stock appreciation rights), except for Employee Option payments contemplated by Section 1.8 hereof with respect to Company Plans as in effect as of June 1, 1995, or upon any redemption and conversion of Preferred Stock in accordance with the terms of this Agreement, or amend any of the terms of any such securities or agreements outstanding as of the date hereof, other than the extension and acceleration of vesting of the Employee Options;

     (c) split, combine or reclassify any shares of its capital stock, declare, set aside or pay any dividend or other distribution (whether in cash, stock, or property or any combination thereof) in respect of its capital stock (provided, that the Company may pay its previously declared regular quarterly Preferred Stock dividend on July 31, 1995, in an aggregate amount not to exceed $42,000, subject to the provisions of Section 6.3(d)), or, except for the redemption of the Preferred Stock pursuant hereto, redeem, repurchase or otherwise acquire any of its securities or any securities of its subsidiaries, except for cash settlement of the Employee Options in accordance with the terms of Section 1.8 hereof;

     (d) (i) incur any indebtedness for borrowed money or issue any debt securities or assume, guarantee or endorse the obligations of any other person; (ii) make any loans, advances or capital contributions to, or investments in, any other person; (iii) pledge or otherwise encumber shares of capital stock of the Company or any of its subsidiaries; or (iv) mortgage or pledge any of its assets, tangible or intangible, or create or suffer to exist any Lien thereupon;

     (e) enter into, adopt, amend or terminate (other than extensions and acceleration of vesting of existing Employee Options in accordance with Section 1.8 hereof) any bonus, profit sharing, 401(k) plan, compensation, severance, termination, stock option, stock appreciation right, restricted stock, performance unit, stock equivalent, stock purchase agreement, pension, retirement, deferred compensation, employment, severance or other employee benefit agreement, trust, plan, fund or other arrangement for the benefit or welfare of any director, officer or employee, or increase in any manner the compensation or benefits of any director, officer or employee (other than normal salary increases in the ordinary course of business for non-executive employees) or pay any benefit not required by any plan or arrangement as in effect as of the date hereof or accelerate the terms for payment of any benefit if such acceleration is not required by any plan or arrangement as in effect as of the date hereof; provided, however, that the Company may pay discretionary bonus amounts to its employees prior to the Effective Time in an aggregate amount not exceeding $1,400,000 subject to the provisions of Section
6.3(d) hereof; provided, in addition, that the Company may pay accrued bonus amounts as such accrued bonuses become due and payable in accordance with the terms of any plan or arrangement as in effect as of the date hereof; provided, that such bonus amounts may be paid only when due and may not be accelerated;
(f) acquire, sell, lease or dispose of any assets outside the ordinary course of business or enter into any contract, agreement, commitment or transaction outside the ordinary course of business consistent with past practice; provided, however, that the Company will sell the land, building and equipment used by the Company as its home office in exchange for consideration equal to an appraisal amount of not less than $500,000, subject to the provisions of Section 6.3(d);

     (g) change any of the accounting principles, or methods of application of said principles, or practices used by it;

     (h) except as set forth on Schedule 5.1, (i) acquire (by merger, consolidation, or acquisition of stock or assets) any corporation, partnership or other business organization or division thereof; (ii) authorize any new capital expenditure or expenditures which, individually, is in excess of $25,000; (iii) settle any litigations for amounts in excess of $5,000; or (iv) enter into or amend any contract, agreement, commitment or arrangement with respect to any of the foregoing;

     (i) make any Tax election or settle or compromise any Tax liability, other than in the ordinary course of business;

     (j) pay, discharge or satisfy any claims, liabilities or obligations (absolute, accrued, asserted or unasserted, contingent or otherwise), other than the payment, discharge or satisfaction of liabilities in the ordinary course of business consistent with past practice and in accordance with the terms of such liabilities or obligations;

     (k) delay or defer payment of accounts payable or other obligations of the Company or any of its subsidiaries or accelerate collection of receivables or other obligations due the Company or any of its subsidiaries;

     (l) take any action outside of the ordinary course of business (except in accordance with the provisions of Sections 5.1(c), (e) and (f) hereof), including but not limited to making any unauthorized distributions; or

     (m) take, or agree in writing or otherwise to take, any of the actions described above in Section 5.1.

     Section 5.2  Boards of Directors and Committees; Section 14(f).

     (a) Promptly following the purchase by Acquisition, Parent or their affiliates of Shares pursuant to the Option Agreement, Acquisition shall be entitled to designate a majority of the Company's Board, and the Company shall, upon request by Acquisition, promptly either increase the size of the Board or use its reasonable best efforts to secure the resignation of such number of directors as is necessary to enable Acquisition's designees to be elected to the Board and shall cause
Acquisition's designees to be so elected. Promptly upon request by Acquisition, the Company will use its reasonable best efforts to cause persons designated by Acquisition to constitute the same percentage as is on the Board of (i) each committee of the Board,
(ii) each board of directors of each subsidiary of the Company designated by Acquisition and (iii) each committee of each such board.

     (b) The Company's obligations to appoint designees to the Board shall be subject to Section 14(f) of the Exchange Act, and Rule
14f-1 promulgated thereunder. As promptly as practicable following the date of this Agreement, the Company shall take all actions required pursuant to Section 14(f) and Rule 14f-1 in order to fulfill its obligations under this Section 5.2 and shall file with the SEC and distribute to its stockholders such information as is required under Section 14(f) and Rule 14f-1.
Parent or Acquisition will supply to the Company in writing and be solely responsible for any information with respect to either of them and their nominees, officers, directors and affiliates required by Section 14(f) and Rule 14f-1.

     (c) Following the election or appointment of Acquisition's designees pursuant to this Section 5.2 and prior to the Effective Time, any amendment of this Agreement or the Certificate of Incorporation or By-Laws, any termination of this Agreement by the Company, any extension by the Company of the time for the performance of any of the obligations or other acts of Parent or Acquisition or any waiver of any of the Company's rights hereunder, will require the concurrence of a majority of the directors of the Company then in office who are not designees of Acquisition.

     Section 5.3  Proxy Statement.

     (a) The Company shall, as promptly as practicable following the date hereof, prepare and file the Proxy Statement with the SEC under the Exchange Act. As soon as practicable following completion of review of the Proxy Statement by the SEC, the Company shall mail the Proxy Statement to its stockholders who are entitled to vote at the Stockholders' Meeting. Subject to the Board's fiduciary duties, the Proxy Statement shall contain the recommendation of the Board that the stockholders of the Company approve and adopt this Agreement and the Merger.

     (b) The Company, Parent and Acquisition shall cooperate with one another in the preparation and filing of the Proxy Statement and shall use their reasonable best efforts to promptly obtain and furnish the information required to be included in the Proxy
Statement and to respond promptly to any comments or requests made by the SEC with respect to the Proxy Statement. Each party hereto shall promptly notify the other parties of the receipt of comments of, or any requests by, the SEC with respect to the Proxy Statement, and shall promptly supply the other parties with copies of all correspondence between such party (or its representatives) and the SEC (or its staff) relating thereto.
The Company, Parent and Acquisition each agrees to correct any information provided by it for use in the Proxy Statement which shall have become, or is, false or misleading.

     Section 5.4 Access to Information. (a) Subject to applicable law and the agreements set forth in Section 5.4(b), between the date hereof and the Effective Time, the Company will give each of Parent and Acquisition and their counsel, financial advisors, auditors, and other authorized representatives reasonable access to all employees, landlords, suppliers, customers, vendors, plants, offices, warehouses and other facilities and to all books and records of the Company and its subsidiaries, will permit each of Parent and Acquisition and their respective counsel, financial advisors, auditors and other authorized representatives to make such inspections as Parent or Acquisition may reasonably require and will cause the Company's officers and those of its subsidiaries to furnish Parent or Acquisition or their representatives with such financial and operating data and other information with respect to the business and properties of the Company and any of its subsidiaries as Parent or Acquisition may from time to time reasonably request. No investigation pursuant to this Section 5.4(a) shall affect any representations or warranties of the parties herein or the conditions to the obligations of the parties hereunder.

     (b) Parent and Acquisition will keep confidential and not divulge (except to its employees, counsel, accountants and other advisors who need to know such information in connection with the Merger) any confidential information obtained by them regarding the business and finances of the Company; provided, however, that this prohibition will not include any information (i) known generally to the public, (ii) accessible to third parties on an unrestricted basis or (iii) of a type generally considered nonconfidential by persons engaged in the same or similar business.

     Section 5.5 Reasonable Best Efforts. Subject to the terms and conditions herein provided, each of the parties hereto agrees to use its reasonable best efforts to take, or cause to be taken, all actions, and to do, or cause to be done, all things reasonably necessary, proper or advisable under applicable laws and regulations to consummate and make effective the transactions contemplated by this Agreement. Without limiting the generality of the foregoing, Parent, Acquisition and the Company shall cooperate with one another: (i) in the preparation and filing of any required filings under the HSR Act and the other laws referred to herein; (ii) in determining whether action by or in respect of, or filing with, any governmental body, agency, official or authority (either domestic or foreign) is required, proper or advisable or any actions, consents, waivers or approvals are required to be obtained from parties to any contracts, in connection with the transactions contemplated by this Agreement; and (iii) in seeking timely to obtain any such actions, consents and waivers and to make any such filings. In case at any time after the Effective Time any further action is necessary or desirable to carry out the purposes of this Agreement, the proper officers and directors of each party hereto shall take all such necessary action.

     Section 5.6 Public Announcements. Parent and Acquisition, on the one hand, and the Company, on the other hand, will consult with each other before issuing any press release with respect to the transactions contemplated by this Agreement, and shall not issue any such press release prior to such consultation, except as may be required by applicable law or by applicable rules of any securities exchange.

     Section 5.7 Notification of Certain Matters. The Company shall give prompt notice to Parent or Acquisition, and Parent or Acquisition shall give prompt notice to the Company, upon becoming aware of (i) the occurrence, or non-occurrence, of any event the occurrence, or non-occurrence of which would cause any representation or warranty contained in this Agreement to be untrue or inaccurate, (ii) any fact which was in existence on the date of this Agreement and, if known on such date, would have been required to be set forth or described in the Schedules hereto, and (iii) any failure of the Company, Parent or Acquisition, as the case may be, to comply with or satisfy any covenant, condition or agreement to be complied with or satisfied by it hereunder; provided, that the delivery of any notice pursuant to this Section 5.7 shall not limit or otherwise affect the remedies available hereunder to the party receiving such notice.

     Section 5.8 Treatment of Preferred Stock; Termination of Stock Plans. (a) The Company will use its reasonable best efforts to cause the holders of the Preferred Stock to convert their Preferred Stock to Common Stock prior to the Effective Time; provided that the Company will take all necessary actions to cause any Preferred Stock not so converted to be redeemed for $100 per share, together with the amount of accrued dividends as may have accumulated thereon through the date of redemption, in accordance with the terms of the Certificate of Incorporation prior to the Effective Time.

     (b) The Company shall terminate all of the Company Plans as of the Effective Time.

     Section 5.9  No Solicitation.

     (a) The Company and its subsidiaries are not engaged in and will not engage in any discussions or negotiations with any third parties with respect to any Acquisition Proposal (as defined below). The Company and its subsidiaries shall not, directly or indirectly, through any officer, director, employee, representative or agent or any of its subsidiaries, (i) solicit, initiate, or encourage any inquiries or proposals that constitute, or would lead to, a proposal or offer for a sale of the Common Stock or the Preferred Stock, a merger, consolidation, business combination, sale of substantial assets, sale of a substantial percentage of shares of capital stock (including, without limitation, by way of a tender offer) or similar transactions involving the Company or any of its subsidiaries, other than the transactions contemplated by this Agreement (any of the foregoing inquiries or proposals being referred to in this Agreement as an "Acquisition Proposal"), (ii) subject to the fiduciary duties of the Board under applicable law, engage in negotiations or discussions concerning, or provide any non-public information to any person or entity relating to, any Acquisition Proposal or (iii) subject to the fiduciary duties of the Board under applicable law, agree to, approve or recommend any Acquisition Proposal.

     (b) The Company shall notify Parent immediately (in no case later than 12 hours) after receipt by the Company or any of its subsidiaries of any Acquisition Proposal or any request for non-public information in connection with an Acquisition Proposal or for access to the properties, books or records of the Company or any of its subsidiaries by any person or entity that informs the Company or any of its subsidiaries that it is considering making, or has made, an Acquisition Proposal. Such notice shall indicate the identity of the offeror and the terms and conditions of such proposal, inquiry or contact.

     (c) Subject to the fiduciary duties of the Board under applicable law, the Board will not withdraw or modify its recommendation made pursuant to Section 1.9 hereof.

     Section 5.10 Employee Matters. At or prior to the Effective Time, Parent will offer to enter into two-year employment agreements with James G. Steckart and A. Tracy Burton. In addition, at or prior to the Effective Time, Parent will offer to enter into one-year employment agreements with Messrs. Edward J.
Stanko, Michael S. Taylor and Kurt B. Doerr.

     Section 5.11 Office Lease. At Parent's option at Closing, the Surviving Corporation and the owner of the Company's Wichita office will execute a lease allowing Acquisition to use the Company's current office space at no cost for thirty (30) days from the Closing Date; provided, however, that Parent shall pay utility and telephone expenses for such office space during the 30-day period.

     Section 5.12 Insurance. The Company and its subsidiaries shall maintain the insurance coverage specified in Section 3.15 hereto in full force and effect through the Closing.

     Section 5.13 Consents of Third Parties. The Company and its subsidiaries shall obtain, prior to Closing, consents of all third parties to change in control of the Company with respect to all leases, licenses, product and establishment registrations, contracts and commitments that require such consents.

     Section 5.14 Taxes. The Company and its subsidiaries shall be responsible for payment of taxes, including any and all income taxes, sales taxes, use taxes and personal property taxes related to periods through the Closing Date including taxes arising out of this transaction, such payments to be made in whole or in part, but no later than such time as such taxes become due and payable.

                           ARTICLE VI

           CONDITIONS TO CONSUMMATION OF THE MERGER

     Section 6.1 Conditions to the Company's, Parent's and Acquisition's Obligation to Effect the Merger. The respective obligations of the Company, Parent and Acquisition to effect the Merger are subject to the satisfaction or waiver at or prior to the Effective Time of the following conditions:

     (a) Stockholder Approval. This Agreement shall have been adopted by the affirmative vote of the stockholders of the Company by the requisite vote in accordance with Delaware Law;

     (b) HSR Act. Any waiting period applicable to the Merger under the HSR Act shall have terminated or expired; and

     (c) No Injunction. No statute, rule, regulation, executive order, decree, ruling, injunction or other order shall have been enacted, entered, promulgated or enforced by any court or governmental authority of competent jurisdiction which prohibits the Merger or makes the Merger illegal.

     Section 6.2 Conditions to Company's Obligation to Effect the Merger. The obligations of the Company to effect the Merger are subject to the satisfaction or waiver at or prior to the Effective Time of the following conditions:

     (a) Representations and Warranties. All representations and warranties of Parent and Acquisition shall be true and correct when made and continuously shall remain true and be reaffirmed and remade at and as of the Effective Time, as if made at and as of such time;

     (b) Covenants. Each of Parent and Acquisition shall have performed all of its covenants and obligations under this Agreement required to be performed by it prior to or at Closing;
and

     (c) Dismissal of Lawsuit. The lawsuit captioned as Case No. 94 C 3532, THORN Americas, Inc. v. COMCOA, Inc.; Tidewater Rental
Corp.; AdvantEdge Rental Purchase Inc.; Advantage Companies,
Inc.; and certain other parties, pending in the 18th Judicial
District Court of Sedgwick County, Kansas, shall have been dismissed with prejudice and the parties to such action shall have entered into a mutual release from liability with respect to the subject matter of such action.

     Section 6.3 Conditions to Parent's and Acquisition's Obligations to Effect the Merger. The obligations of Parent and Acquisition to effect the Merger are subject to the satisfaction or waiver at or prior to the Effective Time of the following conditions:

     (a) Representations and Warranties. All representations and warranties of the Company (as supplemented pursuant to Section
5.7 of this Agreement) shall be true and correct as of the date of this Agreement and at and as of the Effective Time, as if made at and as of such time, and Parent and Acquisition shall have received a certification of the Company signed by the president and chief executive officer and the chief financial officer of the Company to that effect dated the Closing Date;

    (b) Covenants. The Company shall have performed all of its covenants and obligations under this Agreement required to be performed by it prior to or at Closing;

     (c) Consents. The Company shall have obtained, prior to the consummation of the Merger, all required governmental and third-party consents required for consummation of the transactions contemplated by this Agreement;

     (d) Total Equity. The Total Equity of the Company and its subsidiaries, as of November 26, 1995, was at least $30,600,000. As used herein, "Total Equity" means the Company's stockholders' equity, calculated in a manner consistent with the audited annual financial statements of the Company; provided, that the Total Equity calculation shall not include (i) any amounts attributable to the exercise of, Employee Options pursuant to Section 1.8 hereof, (ii) any adjustment for any redemption of Preferred Stock pursuant to Section 5.8(a) hereof or (iii) any adjustment related to amounts recorded on the Financial Statements for the 1993 compensatory non-qualified stock option grants. The Company, however, may subtract from the Total Equity requirement of $30,600,000 amounts paid for early cancellation of Employee Options pursuant to Section 1.8 hereof. Prior to the Closing Date, Parent shall have verified that the Total Equity amount as of November 26, 1995 was as required above. The accrual of bonus amounts as set forth in Section 5.1(e) hereof must be reflected in the calculation of the November 26 Total Equity. All earnings for the period on and after November 27, 1995, through the Closing Date shall accrue on a dollar for dollar basis and be added to the November 26 Total Equity, and the entire amount of such accrued Total Equity will be delivered to Parent and Acquisition at Closing;

     (e) Lease. The owner of the Company's Wichita office shall have executed a lease allowing Acquisition to use the Company's current office space at no cost for thirty (30) days in accordance with Section 5.11;

     (f) Reasonable Expenses. The Company's paid and payable transaction expenses, including but not limited to, attorneys' fees, accounting fees, financial advisor fees of George K. Baum & Company, Proxy Statement printing and mailing costs (collectively, "Reasonable Expenses"), shall not exceed $250,000;

     (g) Preferred Stock. The Company's Preferred Stock shall have been converted or redeemed prior to the Effective Time;

     (h) Lawsuit Dismissal. All counterclaims relating to the lawsuit captioned as Case No. 94 C 3532, THORN Americas, Inc. v. COMCOA, Inc.; Tidewater Rental Corp.; AdvantEdge Rental Purchase Inc.; Advantage Companies, Inc.; and certain other parties, pending in the 18th Judicial District Court of Sedgwick County, Kansas, shall have been dismissed with prejudice and the parties to such action shall have entered into a mutual release from liability with respect to the subject matter of such action;

     (i) Officer's Certificate. Evidence satisfactory to Parent and Acquisition, in the form of an officers' certificate of the Company, signed by the president and chief executive officer and the chief financial officer of the Company, certifying compliance by the Company with the terms and conditions of Article V and
Section 6.3 hereof;

     (j) Resignations. The directors and officers of the Company and its subsidiaries immediately prior to the Closing shall have resigned effective as of the Closing;

     (k) Opinion of Counsel. Parent shall have received an opinion of counsel to the Company, dated as of the Closing Date, in the form of Exhibit A, hereto and satisfactory to Parent and its counsel;

     (l) Condition of Company. The Parent shall have determined, in its sole discretion, that as of the Closing Date, the business, operations, results of operations, condition, assets, prospects and liabilities of the Company and each of its subsidiaries are such that the acquisition of the Company pursuant to and in accordance with the terms of this Agreement is in the best interest of the Parent; provided that in making such determination the Parent shall not be subject to any requirement of reasonableness;

     (m) Amendments to Indemnity Agreements. All parties to indemnification agreements with the Company shall have executed an amendment thereto in the form of Exhibit B attached hereto;

     (n)  Litigation Settlement.  The litigation matters set forth on
Schedule 6.3(n) hereto shall have been settled by the Company or reserves shall have been set forth in the Financial Statements for such matters if such reserves are required by GAAP; and

     (o) Computer Software Confidentiality. Parent shall have received affidavits or confidentiality agreements, in a form satisfactory to Parent, stating that Parent's proprietary computer software system is not being used by unauthorized third parties who obtained such computer information from the Company.

                          ARTICLE VII

              TERMINATION; AMENDMENT; WAIVER

     Section 7.1 Termination. This Agreement may be terminated and the Merger may be abandoned at any time prior to the Effective
Time, notwithstanding approval thereof by the stockholders of the
Company:

     (a) by mutual written consent of Parent, Acquisition and the Company;

     (b) by Parent or the Company if any court or governmental authority of competent jurisdiction shall have issued an order, decree or ruling or taken any other action restraining, enjoining or otherwise prohibiting the Merger and such order, decree, ruling or other action shall have become final and nonappealable;

    (c) by Parent or the Company, at any time after January 31, 1996 if the Merger shall not have occurred by such date; provided, that the right to terminate this Agreement under this subparagraph (c) shall not be available to any party whose failure to fulfill any obligation under this Agreement has been the cause or resulted in the failure of the Merger to have occurred by such date; and provided, further, that this date shall be extended no more than ninety (90) days if the Merger has not been consummated because of delays in the regulatory approval process;

     (d) by Parent, if (i) in Parent's sole discretion it determines that any fact revealed pursuant to a supplemental representation and warranty as required by Section 5.7 of this Agreement makes it not in Parent's best interest to consummate the Merger, (ii) there shall have been a breach of any representation or warranty of the Company contained herein, (iii) there shall have been a breach of any covenant or agreement of the Company contained herein which shall not have been cured prior to ten (10) business days following notice of such breach, or (iv) the Amendment to the Advantage Agreement extending the termination date and noncompete agreements shall not have been executed by each party thereto prior to October 31, 1995; or

     (e) by Company if there shall have been a breach of any representation, warranty, covenant or agreement of Parent or Acquisition contained herein which would prevent the consummation of the Merger which shall not have been cured prior to ten (10) business days following the notice of such breach.

     Section 7.2 Effect of Termination. In the event of the termination and abandonment of this Agreement pursuant to Section 7.1, this Agreement shall forthwith become void and have no effect, without any liability on the part of any party hereto, other than the provisions of Sections 5.4 and 7.3. The termination of this Agreement shall not relieve any party from liability for any breach of this Agreement.

     Section 7.3 Fees and Expenses. Each party shall bear its own expenses and costs in connection with this Agreement and the transactions contemplated hereby.

     Section 7.4 Amendment. Subject to Section 5.2(c), this Agreement may be amended by action taken by the Company, Parent and Acquisition at any time before or after adoption of the Merger by the stockholders of the Company but, after any such approval, no amendment shall be made which decreases the Merger Consideration to the stockholders who are not parties to the Option Agreement or changes the form thereof or which adversely affects the rights of the Company's stockholders hereunder without the approval of such stockholders. This Agreement may not be amended except by an instrument in writing signed on behalf of each of the parties hereto.

     Section 7.5 Extension; Waiver. Subject to Section 5.2(c), at any time prior to the Effective Time, the Company, on the one hand, and Parent and Acquisition, on the other hand, may (i) extend the time for the performance of any of the obligations or other acts of the other party, (ii) waive any inaccuracies in the representations and warranties of the other party contained herein or in any document, certificate or writing delivered pursuant hereto, or (iii) waive compliance by the other party with any of the agreements or conditions contained herein. Any agreement on the part of any party hereto to any such extension or waiver shall be valid only if set forth in an instrument in writing signed on behalf of such party. The failure of any party hereto to assert any of its rights hereunder shall not constitute a waiver of such rights.

                       ARTICLE VIII

                      MISCELLANEOUS

     Section 8.1 Survival. The representations, warranties, covenants and agreements made herein shall not survive beyond the Effective Time.

     Section 8.2 Entire Agreement; Assignment. This Agreement (including the Schedules hereto) (i) constitutes the entire agreement among the parties hereto with respect to the subject matter hereof and supersede all other prior agreements and understandings, both written and oral, among the parties with respect to the subject matter hereof and (ii) shall not be assigned by operation of law or otherwise; provided that Acquisition may assign its rights and obligations in whole or in part to any subsidiary or affiliate of Parent (provided that such transferee agrees in writing to be bound by this Agreement), but no such assignment shall relieve Acquisition of its obligations hereunder if such assignee does not perform such obligations.

     Section 8.3 Notices. All notices, requests, claims, demands and other communications hereunder shall be in writing and shall be given (and shall be deemed to have been duly given upon receipt) by delivery in person, by facsimile or by registered or certified mail (postage prepaid, return receipt requested), to the other party as follows:

if to Parent or Acquisition:

THORN Americas, Inc.
8200 East Rent-A-Center Drive
Wichita, Kansas 67226-2799
Fax:  316-636-7328
Attention:  P. David Egan, Senior
Vice President and General Counsel

with copies to:

Shook, Hardy & Bacon P.C.
One Kansas City Place
1200 Main Street, Suite 3100
Kansas City, Missouri  64105-2118
Fax: 816-421-5547
Attention: Jennings J. Newcom

if to the Company:

Advantage Companies, Inc.
9323 East 37th Street North
Wichita, Kansas 67226-2000
Fax: 316-634-3340
Attention: Law Department

with copies to:

Shughart, Thomson & Kilroy, P.C.
1800 Twelve Wyandotte Plaza
120 West 12th Street
Kansas City, Missouri  64105
Fax:  816-374-0509
Attention:  Robert T. Schendel

or to such other address as the person to whom notice is given may have previously furnished to the other in writing in the manner set forth above.

         Section 8.4 Governing Law. This Agreement shall be governed by and construed in accordance with the law of the State of Delaware, without regard to the principles of conflicts of law thereof.

         Section 8.5 Parties in Interest. This Agreement shall be binding upon and inure solely to the benefit of each party hereto and its successors and permitted assigns, and nothing in this Agreement, express or implied, is intended to or shall confer upon any other person any rights, benefits or remedies of any nature whatsoever under or by reason of this Agreement.

        Section 8.6 Remedies. The parties hereto agree that irreparable damage would occur in the event any provision of this Agreement was not performed in accordance with the terms hereof and that the parties shall be entitled to specific performance of the terms hereof, in addition to any other remedy at law or in equity.

        Section 8.7 Descriptive Headings. The descriptive headings herein are inserted for convenience of reference only and are not intended to be part of or to affect the meaning or interpretation of this Agreement.

        Section 8.8 Consent to Jurisdiction. Each of the parties hereto hereby irrevocably and unconditionally consents to submit to jurisdiction of the courts of the State of Kansas for any litigation arising out of or relating to this Agreement and the transactions contemplated hereby, waives any objection to laying of venue of any such litigation in the courts located in the State of Kansas and agrees not to plead or claim in any court in the State of Kansas that such litigation brought therein has been brought in an inconvenient forum.

        Section 8.9  Certain Definitions.  For purposes of this
Agreement, the term:

        (a) "affiliate" of a person means a person that directly or indirectly, through one or more intermediaries, controls, is controlled by, or is under common control with, the first mentioned person;

        (b) "control" (including the terms "controlled by" and "under common control with") means the possession, directly or indirectly or as trustee or executor, of the power to direct or cause the direction of the management policies of a person, whether through the ownership of stock, as trustee or executor, by contract or credit arrangement or otherwise;

       (c) "generally accepted accounting principles" shall mean the generally accepted accounting principles set forth in the opinions and pronouncements of the Accounting Principles Board of the American Institute of Certified Public Accountants and statements and pronouncements of the Financial Accounting
Standards Board or in such other statements by such other entity as may be approved by a significant segment of the accounting profession in the United States, in each case applied on a basis consistent with the manner in which the audited financial statements for the fiscal year of the Company ended January 22, 1995 were prepared;

      (d) "person" means an individual, corporation, partnership, association, trust, unincorporated organization, other entity or group (as defined in Section 13(d)(3) of the Exchange Act); and

      (e) "subsidiary" or "subsidiaries" of any person means any corporation, partnership, joint venture or other legal entity of which such person (either alone or through or together with any other subsidiary), owns, directly or indirectly, any stock or other equity interests the holder of which is generally entitled to vote for the election of the board of directors or other governing body of such corporation, partnership, joint venture or other legal entity.

     Section 8.10 Counterparts. This Agreement may be executed in two or more counterparts, each of which shall be deemed to be an original, but all of which shall constitute one and the same agreement.

     IN WITNESS WHEREOF, each of the parties has caused this Agreement to be executed on its behalf by its representatives thereunto duly authorized, all as of the day and year first above written.

                                THORN AMERICAS, INC.


                                By:
                                  Name:
                                  Title:



                                THORN ACQUISITION CORP.


                                By:
                                  Name:
                                  Title:


                                ADVANTAGE COMPANIES, INC.


                                By:   /s/ Daniel J. Taylor
                                   Name:  Daniel J. Taylor
                                   Title: Chief Executive Officer
                                          and Chairman of the Board



                         TABLE OF CONTENTS

ARTICLE I     THE MERGER . . . . . . . . .. . . . . . . . . . . . . .   2
Section 1.1      The Merger. . . . . . . .  . . . . . . . . . . . . .   2
Section 1.2      Effective Time; Closing .  . . . . . . . . . . . . .   2
Section 1.3      Effects of the Merger; Subsequent Actions .  . . . .   2
Section 1.4      Certificate of Incorporation and By-Laws.  . . . . .   3
Section 1.5      Directors . . . . . . . .  . . . . . . . . . . . . .   3
Section 1.6      Officers. . . . . . . . .. . . . . . . . . . . . . .   3
Section 1.7      Conversion of Shares. . . . . .. . . . . . . . . . .   3
Section 1.8      Stock Options . . . . . . .. . . . . . . . . . . . .   3
Section 1.9      Stockholders' Meeting . . .. . . . . . . . . . . . .   4

ARTICLE II   DISSENTING SHARES; EXCHANGE OF SHARES. . . . . . . . . .   5
Section 2.1      Dissenting Shares . . . . . . .. . . . . . . . . . .   5
Section 2.2      Exchange of Certificates. . . . .. . . . . . . . . .   5

ARTICLE III  REPRESENTATIONS AND WARRANTIES . . . . . . . . . . . . .   6
Section 3.1      Organization and Qualification; Subsidiaries. .. . .   6
Section 3.2      Capitalization of the Company and its
                 Subsidiaries. . . . . . . . . . . .. . . . . . . . .   7
Section 3.3      Authority Relative to this Agreement; Fairness
                 Opinion . . . . . . . . . . . .. . . . . . . . . . . . 8
Section 3.4      Non-Contravention; Required Filings and Consents.  . . 9
Section 3.5      SEC Reports.  . . . . . .  . . . . . . . . . . . . .  10
Section 3.6      Absence of Certain Changes. . . . .  . . . . . . . .  10
Section 3.7      Proxy Statement . . . . . .. . . . . . . . . . . . .  11
Section 3.8      Finder's Fee. . . . . . . .. . . . . . . . . . . . .  11
Section 3.9      Absence of Litigation . . .  . . . . . . . . . . . .  11
Section 3.10     Taxes . . . . . . . . . . .  . . . . . . . . . . . .  11
Section 3.11     Employee Benefits . . . . . .. . . . . . . . . . . .  13
Section 3.12     Compliance. . . . . . . . .  . . . . . . . . . . . .  16
Section 3.13     Environmental Matters . . . . . . . .. . . . . . . .  16
Section 3.14     Intellectual Property . . . . . . . . . . . . . .  .  19
Section 3.15     Insurance.  . . . . . . . . . . .  . . . . . . . . .  20
Section 3.16     Labor Matters . . . . . . . . . . . . . . .  . . . .  20
Section 3.17     Real Property . . . . . . . . . . . . .. . . . . . .  21
Section 3.18     Contracts and Commitments . . . . .  . . . . . . . .  24
Section 3.19     Employees . . . . . . . . . . . . . .  . . . . . . .  25
Section 3.20     Licenses and Permits. . . . . . . .  . . . . . . . .  25
Section 3.21     Products Liability  . . . . . . . . . .. . . . . . .  25
Section 3.22     Inventory; Motor Vehicles; Accounts Receivable;
                 Assets Necessary to Business. . . . . .  . . . . . .  25
Section 3.23     Bank Account                  . . . . .  . . . . . .  26
Section 3.24     Seller's Documentation. . . . . . . . . . . . . .. .  26
Section 3.25     Disclosure. . . . . . . . . . . . . . . . . . . .. .  26

ARTICLE IV   REPRESENTATIONS AND WARRANTIES OF PARENT AND
             ACQUISITION. . . . . . . . . . . . . . . . . . . . .. . .  27
Section 4.1      Organization. . . . . . . . . . . . . . . . . . . . .  27
Section 4.2      Authority Relative to this Agreement. . . . . . . . .  27
Section 4.3      Non-Contravention; Required Filings and Consents. . .  27
Section 4.4      Proxy Statement . . . . . . . . . . . . . . . . . . .  28
Section 4.5      Availability of Funds . . . . . . . . . . . . . . . .  28
Section 4.6      Absence of Litigation . . . . . . . . . . . . . . . .  28

ARTICLE V   COVENANTS. . . . . . . . . . . . . . . . .  . . . . . .  .  29
Section 5.1      Conduct of Business of the Company. . . . . . . . . .  29
Section 5.2      Boards of Directors and Committees;
                 Section 14(f) . . . . . . . . . . . . . . . . . . . .  31
Section 5.3      Proxy Statement.  . . . . . . . . . . . . . . . . . .  32
Section 5.4      Access to Information . . . . . . . . . . . . . . . .  32
Section 5.5      Reasonable Best Efforts . . . . . . . . . . . . . . .  33
Section 5.6      Public Announcements. . . . . . . . . . . . . . . . .  33
Section 5.7      Notification of Certain Matters.  . . . . . . . . . .  34
Section 5.8      Treatment of Preferred Stock; Termination of
                 Stock Plans . . . . . . . . . . . . . . . . . . . . .  34
Section 5.9      No Solicitation . . . . . . . . . . . . . . . . . . .  34
Section 5.10     Employee Matters. . . . . . . . . . . . . . . . . . .  35
Section 5.11     Office Lease. . . . . . . . . . . . . . . .   . . . .  35
Section 5.12     Insurance . . . . . . . . . . . . . . . . . . . . . .  35
Section 5.13     Consents of Third Parties . . . . . . . . . . . . . .  35
Section 5.14     Taxes . . . . . . . . . . . . . . . . . . . .   . . .  35

ARTICLE VI    CONDITIONS TO CONSUMMATION OF THE MERGER . . . . . . . .  36
Section 6.1      Conditions to the Company's, Parent's and
                 Acquisition's Obligation to Effect the Merger . . . .  36
Section 6.2      Conditions to Company's Obligation to Effect
                 the Merger. . . . . . . . . . . . . . . . . . . . . .  36
Section 6.3      Conditions to Parent's and Acquisition's
                 Obligations to Effect the Merger. . . . . . . . . . .  37
ARTICLE VII  TERMINATION; AMENDMENT; WAIVER . . . . . . . . . . . .. .  39
Section 7.1      Termination . . . . . . . . . . . . . . . . . . . . .  39
Section 7.2      Effect of Termination . . . . . . . . . . . . . . . .  40
Section 7.3      Fees and Expenses . . . . . . . . . . . . . . . . . .  40
Section 7.4      Amendment . . . . . . . . . . . . . . . . . . . . . .  40
Section 7.5      Extension; Waiver . . . . . . . . . . . . . . . . . .  40

ARTICLE VIII  MISCELLANEOUS. . . . . . . . . . . . . . . . . . . . .    41
Section 8.1       Survival. . . . . . . . . . . . . . . . . . . . . .   41
Section 8.2       Entire Agreement; Assignment. . . . . . . . . . . .   41
Section 8.3       Notices . . . . . . . . . . . . . . . . . . . . . .   41
Section 8.4       Governing Law . . . . . . . . . . . . . . . . . . .   42
Section 8.5       Parties in Interest . . . . . . . . . . . . . . . .   42
Section 8.6       Remedies. . . . . . . . . . . . . . . . . . . . . . . 43
Section 8.7       Descriptive Headings. . . . . . . . . . . . . . . . . 43
Section 8.8       Consent to Jurisdiction . . . . . . . . . . . . . . . 43
Section 8.9       Certain Definitions . . . . . . . . . . . . . . . . . 43
Section 8.10      Counterparts. . . . . . . . . . . . . . . . . . . . . 44

SCHEDULES

Schedule 3.1(d)               Subsidiaries
Schedule 3.2                  Extensions of Pre-Existing Employee Options
Schedule 3.4                  Non-Contravention; Filings and Consents
Schedule 3.5(a)               Financial Statement Disclosure
Schedule 3.5(b)               Undisclosed Financial Obligations
Schedule 3.6                  Changes Since January 23, 1995
Schedule 3.9                  Litigation
Schedule 3.10                 Taxes
Schedule 3.11(a)              Employee Benefit Plans
Schedule 3.11(i)              Benefits Beyond Retirement or Termination
Schedule 3.11(j)              Severance Pay and Acceleration of Vesting of
                              Stock Options
Schedule 3.12                 Compliance
Schedule 3.13                 Environmental Matters
Schedule 3.14                 Intellectual Property
Schedule 3.15(a)              Insurance Policies
Schedule 3.15(b)              Notice of Insurance Matters
Schedule 3.16                 Labor Matters
Schedule 3.17(a)              Leased Real Property
Schedule 3.17(e)              Real Property Service and Maintenance Contracts
Schedule 3.17(f)              Agreements or Options to Purchase Real Property
Schedule 3.17(j)              Construction, Improvement or Expansion Projects
Schedule 3.18                 Contracts and Commitments
Schedule 3.19                 Employee Matters
Schedule 3.20                 Licenses and Permits
Schedule 3.21                 List of Form Customer Agreements
Schedule 3.22(b)              Motor Vehicles
Schedule 3.22(c)              Accounts Receivable
Schedule 3.23                 Bank Accounts
Schedule 3.25                 Material Matters
Schedule 5.1                  Conduct of Business Prior to Closing
Schedule 6.3(n) Litigation Matters to be Settled or Reserved for in Financial Statements
EXHIBITS

      A                       Opinion of Company's Counsel

      B                       Amendment to Indemnity Agreement